Form 10-K
period 1993-11-27
CULBRO CORP
filed 1994-03-14
CIK 26093

SECURITIES AND EXCHANGE COMMISSION,WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 27, 1993

Commission file number 1-1210

CULBRO CORPORATION
(Exact name of registrant as specified in its charter)

(State or other jurisdiction of incorporation or organization)
New York

(I.R.S. Employer Identification No.) 13-0762310

387 Park Avenue South, New York, New York 10016-8899
(Address of principal executive offices)

(Registrant's Telephone Number, Including Area Code) (212) 561-8700

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which registered - New York Stock Exchange, Inc.

Title of each class - Common Stock, $1 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$33,000,000 approximately, based on the closing sales price on the New York Stock Exchange on February 28, 1994.

Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of the latest practicable date:   Common Stock: 4,308,288
shares as of February 28, 1994.

The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

Part       Document

I      Annual Report to Shareholders for the fiscal year ended November 27, 1993

II     Annual Report to Shareholders for the fiscal year ended November 27, 1993

III    Proxy Statement in connection with the 1994 Annual Meeting of
Shareholders

IV     Annual Report to Shareholders for the fiscal year ended November 27, 1993
(such Annual Report is referred to hereinafter as the "Annual Report")

                                       PART I


ITEM 1 - BUSINESS

          Culbro Corporation and its subsidiaries (the "Corporation") comprise a diversified consumer and industrial products company. The Corporation engages in four principal lines of business: (1) Consumer Products, comprised of (a) the manufacturing and marketing of cigars and the growing, processing and selling of cigar wrapper tobacco; and (b) wholesale distribution, which engages in the wholesaling of cigarettes, cigars and other tobacco products, foodservice products, groceries, confectionery, health and beauty aids, sundries and general merchandise; (2) Nursery Products, growing for sale container and field grown nursery products principally to nursery mass merchandisers, and owning and operating wholesale sales and service centers; (3) Industrial Products, which consists of the manufacturing and marketing of packaging and labeling systems which include plastic shrink film labels and tamper-evident seals and the production of packaging and labeling machinery to apply them; and (4) Real Estate, owning, building and managing commercial and industrial properties and developing residential subdivisions on real estate owned by the Corporation in Connecticut and Massachusetts, and owning and managing its headquarters building at 387 Park Avenue South in New York City.

          IN DECEMBER 1990 THE CORPORATION CHANGED ITS FISCAL YEAR FROM THE SATURDAY NEAREST DECEMBER 31 TO THE SATURDAY NEAREST NOVEMBER 30.

          The approximate net sales and other revenue, operating profit and identifiable assets attributable to each reportable segment of the Corporation in each of the last three fiscal periods are set forth in Note 11 to the Consolidated Financial Statements on page 18 of the Annual Report.

          In July 1991 the Corporation sold the assets of its Moll Tool & Plastics Corp. subsidiary, part of the Industrial Products group and a manufacturer of injection molded plastic components, to a limited partnership formed by a combination with a smaller injection molded plastics business. In December 1992, the Corporation relinquished its 25% equity interest in the purchaser and exchanged its Notes for $5,000,000 in cash and a note for $750,000. See Note 2 to the Consolidated Financial Statements on page 12 of the Annual Report.

          The Corporation owns approximately 25% of the stock of Centaur Communications Limited, a privately-held publisher of business magazines in the United Kingdom.

          In late 1992 The Eli Witt Company ("Eli Witt"), the Corporation's wholesale distribution subsidiary, executed a Merger Agreement with Certified Grocers of Florida, Inc. (the "Merger"). The Merger became effective February 19, 1993 and the Corporation currently owns approximately 85% of the Common Stock of Eli Witt, which is the surviving company after the Merger. On November 24, 1993 Eli Witt signed a letter of intent for the acquisition of the six southern divisions of NCC, L.P. See "Wholesale Distribution Business" herein and Note 1 to the Consolidated Financial Statements on page 11 of the Annual Report.

CONSUMER PRODUCTS

          The Consumer Products segment is comprised of the Cigar Business and the Wholesale Distribution Business.



          CIGAR BUSINESS


          The cigar business is comprised principally of (a) the manufacture and sale, by General Cigar Co., Inc. ("General Cigar"), of domestic and imported cigars in all major price categories under numerous trademarks, including the premium cigar brands of Macanudo, Partagas, Temple Hall, Ramon Allones, Cohiba and Canaria D'Oro and the domestic cigar brands of Garcia y Vega, White Owl, Tiparillo, Robt. Burns, Wm. Penn and Tijuana Smalls and (b) the growing, processing and sale of cigar wrapper tobacco by the Culbro Tobacco Division of General Cigar.

          Cigars are produced with three tobacco components: filler, binder and wrapper. Filler tobacco is purchased from a large number of growers and suppliers in many areas of the world. The binder is principally natural binder leaf or HTL, a homogenized tobacco binder developed by General Cigar. General Cigar's premium brands and its Garcia y Vega brand are wrapped with natural cigar wrapper tobacco. Its other domestic cigars are primarily wrapped with homogenized tobacco wrappers. Some of the natural leaf wrapper tobacco used for General Cigar's cigars is grown by General Cigar on farms it leases from the Corporation in the Connecticut River Valley. The remainder of General Cigar's requirements for natural leaf wrapper tobacco is purchased from a number of foreign growers and suppliers. A major portion of the wrapper tobacco grown by General Cigar is sold to others, including export sales principally in Europe. General Cigar annually adjusts acreage grown to reflect changing market demands from export customers.

          In November 1990 the Corporation sold the homogenized wrapper and binder manufacturing facility used by General Cigar in Lancaster, Pennsylvania to Brown & Williamson Tobacco Corporation. As part of the transaction, Brown & Williamson will manufacture at the facility General Cigar's requirements for these products for a term of ten years.

          In 1992 General Cigar completed the consolidation of its Dothan, Alabama domestic cigar manufacturing operations into one building. Also in late 1992 General Cigar moved its corporate headquarters from the Corporation's New York City headquarters building to the Griffin Center corporate park of Culbro Land Resources in Bloomfield, Connecticut. The move integrated General Cigar's headquarters operations with its Culbro Tobacco operations in Connecticut. 1993 was General Cigar's first full year of benefitting from the cost savings of being at that location.

          General Cigar maintains inventories of wrapper and filler tobacco for cigars sufficient to meet its estimated requirements for more than one year. Most of its inventories are stored in warehouses in the United States. General Cigar believes that its inventories are adequately insured.

          The markets for General Cigar's cigars are highly competitive. The industry has experienced a long continuing decline in cigar consumption and substantial consolidation. In order to maintain its position in its markets, General Cigar advertises and employs a variety of promotional activities. General Cigar believes that it is among the industry leaders in the manufacture and sale of cigars in the United States, with particular strength in the higher priced, premium and super premium segments which have evidenced growing consumer acceptance in recent years.

          General Cigar's products are distributed in the United States through approximately 1,300 wholesale distributors, including the distribution operation of the Corporation, and direct retail and chain store accounts.

          The cigar business carried on by General Cigar in Jamaica and the Dominican Republic, where the Corporation produces its highest priced, handmade cigars, and warehouses certain of its inventories, and some of the sources of tobacco purchased by General Cigar, are subject to the risks associated with foreign operations.

          General Cigar's handmade cigars include Macanudo, Macanudo Vintage Cabinet, Partagas, Partagas Limited Reserve, Temple Hall, Cohiba, Ramon Allones and Canaria D'Oro. General Cigar cannot predict the effect on its cigar business of a reopening of trade with Cuba, if that should occur, except that such trade could adversely affect its handmade cigar manufacturing business.

          In 1993 General Cigar reappointed its independent sales agent in Europe to take advantage of increased opportunities resulting from the eradication of trade barriers among Common Market countries. Cigar export sales, revenues from royalties and other revenues from foreign operations are not material. General Cigar imports for sale in the United States on an exclusive basis the Djeep lighter - a disposable butane gas lighter made in France. One customer comprises approximately 60% of General Cigar's Djeep lighter sales.

                                 *          *          *



          While the substantial adverse publicity resulting from the 1964 Report of the Surgeon General and subsequent reports with respect to studies linking the use of tobacco with human disease have not been principally directed at cigars, General Cigar believes such publicity and the health concerns it has provoked have contributed to the long decline of sales in the cigar industry. The reported health effects upon non-smokers of so-called "passive" or "environmental tobacco smoke" have caused the U.S. Surgeon General and others to support restrictive legislation. Federal and state regulations designating certain areas as non-smoking areas and the prohibition of smoking cigars in certain areas have adversely affected the sales of cigar products. Various legislative initiatives affecting tobacco, including warnings of carcinogenic chemical contents, advertising bans and nondeductibility of advertising expenses have recently been implemented or proposed. Tobacco products, including cigars, also face increased federal excise taxes to fund various health care legislative initiatives that have been proposed.

          WHOLESALE DISTRIBUTION BUSINESS

          The wholesale distribution business of the Corporation is managed by The Eli Witt Company ("Eli Witt"). Giving effect to the merger of Certified Grocers, Inc., the acquisition of Trinity Distributors, Inc. of Ft. Worth, Texas and the consolidation of six branch operations, Eli Witt ended 1993 with 12 distribution centers. The products distributed included cigarettes, foodservice products, health and beauty aids, candy, cigars, paper, other tobacco products and other confectionery and general merchandise.

          In late 1992 Eli Witt executed a Merger Agreement with Certified Grocers of Florida, Inc. (the "Merger"). The Merger became effective February 19, 1993 and the Corporation currently owns approximately 85% of the Common Stock of Eli Witt. The businesses of Eli Witt and Certified Grocers of Florida, Inc. are described at pages 66-72 and 72-75, respectively, and the Merger is described at pages 36-53, of the Proxy Statement and Prospectus filed with the Securities and Exchange Commission by The Eli Witt Company as Part of a Registration Statement on Form S-4 (Registration No. 33-54934, Amendment No. 2) on January 8, 1993. Such descriptions are incorporated by reference herein pursuant to Rule 12b-23 and General Instruction G to Form 10-K.

          Eli Witt's 1993 Form 10-K is incorporated herein by reference pursuant to Rule 12b-23 and General Instruction G to Form 10-K.

          Eli Witt signed a letter of intent on November 24, 1993 for the acquisition of the six southern divisions of NCC, L.P. ("NCC South"). This acquisition would combine the operations of two leading wholesale distributors which together serve the southeast, mid-atlantic, and southwest markets. The combined company would be the second largest wholesale distributor of tobacco, candy, beverages, and grocery products in the United States with annual sales of approximately $2 billion. The acquisition of NCC South by Eli Witt is pending and subject to several conditions.

NURSERY PRODUCTS BUSINESS


          Imperial Nurseries, Inc., which previously operated as a division of the Corporation, became in February 1993 a wholly owned subsidiary of the Corporation. Imperial Nurseries, Inc. ("Imperial") is a grower, distributor and broker of wholesale nursery stock. The nursery industry is extremely fragmented, with the industry leader having less than 1% of total market share. Imperial believes that its volume places it among the ten largest nursery companies in the country.

          Imperial's growing operations are located on property owned by the Corporation and leased to Imperial in Connecticut (1000 acres) and in northern Florida (350 acres). Such operations mainly serve landscapers, retail chain store garden departments, retail nurseries and garden centers, and wholesale nurseries and distributors. Imperial-grown products are also distributed through the company's own wholesale horticultural sales and service centers. Most of Imperial's customers are located east of the Mississippi River and over 70% of sales are in Connecticut, New York, Michigan, New Jersey and Massachusetts. Nursery sales are seasonal, peaking in spring, and are affected by commercial and residential building activity as well as weather conditions.

          Imperial operates seven wholesale sales and service centers which sell a wide range of plant material and horticultural tools and products to the trade. These centers, owned by the Corporation and leased to Imperial, are located in Windsor, Connecticut; Aston, Pennsylvania; Pittsburgh, Pennsylvania; Columbus, Ohio; Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia.

          In 1992 Imperial's customer base grew by 60%, allowing for less dependence on a few large customers, with much of this growth occurring in independent retail garden centers and mass merchandise chain stores where "do-it-yourself" consumer demand has been strong. The brokerage operation is located in Connecticut. Approximately 35% of the nursery stock sold by Imperial is purchased from other growers through its brokerage business.

          Growing and shipping capacity has been increased to meet the potential volume and quality needs of Imperial's customers and to capitalize on any growth in this market during the predicted economic upturn in the Northeast.

          As the result of studies undertaken in 1993, Imperial is reorganizing its operations by changing to a regional organizational structure. The new structure is anticipated to remove conflicting objectives between the nursery and distribution operations and improve overall customer satisfaction. 1993 was the first full year for Imperial's Vice President of Total Quality Management. Current initiatives are aimed at reducing costs and improving customer service levels.


INDUSTRIAL PRODUCTS BUSINESS


          Industrial Products consists of CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") which manufactures high quality plastic labels and a variety of application equipment. This market is both highly specialized and fragmented. CMS Gilbreth believes it is a leader in the several markets in which it participates.

          CMS Gilbreth has manufacturing plants in Bensalem and Bristol, Pennsylvania (labeling materials), Kingston, Pennsylvania and Turlock, California (application machinery), and its headquarters is located in Trevose, Pennsylvania. It also has regional sales offices located in Chicago, Illinois and Brussels, Belgium.

          In 1991, CMS Gilbreth restructured its business and positioned itself to offer a complete system featuring a full range of shrink film, labeling and tamper-evident seal products as well as application machinery.

          In 1992 CMS Gilbreth continued its market development process and initiated Total Quality Management focusing on total customer satisfaction. In addition, there were increased new product development activities in both materials and machine operations.

          CMS Gilbreth operating results in 1993 reflected a significant improvement over 1992. This favorable trend was the consequence of earlier adopted Total Quality Management processes and continuous improvement savings in both the materials and roll-fed machinery applications segments and increased volume in the roll-fed market. In 1993 one customer accounted for approximately 22% of CMS Gilbreth's aggregate sales.

          Certain of CMS Gilbreth's shrink label printing business is dependent upon its ability to source raw material of print quality film. Such film is available only from a limited number of suppliers, but CMS Gilbreth believes its sources to be adequate.

          The machine manufacturing operations of Trine Manufacturing Company, Inc. ("Trine"), a subsidiary of the Corporation and a separate legal entity whose operations are integrated with CMS Gilbreth, are dependent on the validity and enforceability of various patents issued to it or others by the United States Patent and Trademark Office and internationally. Sales of its machines may be affected by patents issued to others (See Item 3(iii)) and the commercial exploitation of technological advances in the design and production of labeling machinery may be limited by such patents. CMS Gilbreth has developed environmentally-compatible wraparound and sleeved film for labeling in conjunction with its high-speed application machinery. Management has been advised that certain aspects of these new developments may be patentable and has taken appropriate steps to protect its proprietary rights.

          Due to the nature of Trine's business, purchases of its machines are generally on a onetime basis. The only continuing business is for parts and service. Trine's sales are principally in the food and beverage industry, including substantial sales to soft drink bottlers. Approximately 35% of its sales are to foreign customers. Trine sales in the domestic market are principally to companies in the food and dairy industry, although other outlets for its machinery are being developed.


REAL ESTATE

          The Corporation's Real Estate segment is comprised of Culbro Land Resources, Inc. and 387 Park Avenue South, the New York City building which the Corporation owns and operates.

          CULBRO LAND RESOURCES

          The Corporation is engaged in the real estate development business on portions of its land in Connecticut through Culbro Land Resources, Inc. ("Resources"), headquartered in Windsor, Connecticut. Resources develops portions of the Corporation's properties for office, residential and commercial use.
          Resources' most substantial development is Griffin Center in Windsor, Connecticut and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, half of which have been developed with nearly 2,000,000 square feet of office and industrial space.

          Griffin Center currently includes nine Class A corporate office buildings built by Resources. Prior to 1983, Resources sold 70% interests in five of the buildings to a bank-managed real estate investment fund. In 1984, Resources sold one office building and a 70% interest in a second to an insurance company; and, in 1986, Resources sold a 70% interest in a building to the same insurance company. Resources manages these properties for its investor-partners.

          At year end approximately 73% of the rentable space in Griffin Center was rented. After years of growth, the commercial rental market is flat and excess capacity is prevalent in northern Connecticut. To attract and retain tenants, Resources continues to provide a variety of amenities to maintain Griffin Center as a highly competitive, prime office park offering quality services to tenants.

          Griffin Center South, a 130-acre tract, comprises fifteen buildings of industrial and research/development space. Nine of these buildings have been retained by Resources for rental and are 88% rented. The other buildings have been built on land sold by Resources to commercial users who occupy the space. Resources has a master plan state traffic certificate which allows for the development of an additional 500,000 square feet of space.

          Resources owns a 600-acre tract of land near Bradley International Airport and Interstate 91 now known as New England Tradeport. To date, 140,000 square feet of warehouse and light manufacturing space have been developed and are 77% occupied. Resources recently completed a major road extension and utilities installation in order to service the 18-acre Tradeport site sold in early 1992 to Allied Bottlers, Inc., a major distributor for Pepsi-Cola. A state traffic certificate for the future development of 1.3 million square feet has been obtained for the Tradeport.

          Two additional Resources' parcels available for development include 33 acres in the Day Hill Technology Center in Windsor, and 100 acres in the South Windsor Technology Center. State traffic certificates have been obtained for 500,000 square feet and 750,000 square feet of development, respectively, and in 1993 ground was broken in Day Hill Technology Center to accommodate a 185,000 square foot building.

          In 1988, Culbro Homes, Inc. ("Culbro Homes"), a subsidiary of Resources, began infrastructure work at Walden Woods, a 153-acre site in Windsor, Connecticut which is planned to contain more than 400 residential units. Prior to 1992 Culbro Homes had built and sold 45 homes before discontinuing the home building part of developing Walden Woods.

          Since then, Culbro Homes has concluded agreements with two third-party home builders which would ultimately transfer the building rights to a total of 110 units at Walden Woods. A second section of Walden Woods was opened for development in 1993. It is also anticipated that the development of Resources' land in Simsbury, Connecticut will commence in 1994 with the sale of an approved 14 lot residential subdivision to a local builder. Resources has several other tracts in the Greater Hartford area suitable for residential development but cannot predict when, or if, development will begin due to the continuing slowdown in the residential market throughout the region.

          387 PARK AVENUE SOUTH

          In 1983 the Corporation acquired all of the outstanding stock of a corporation whose principal asset was an office building in New York City. The building is 12 stories and contains approximately 210,000 square feet of rental space. The purchase price of approximately $15 million was financed principally by a $12 million mortgage which was prepaid in 1988. The Corporation has advanced substantial amounts for building improvements. Approximately 11% of the space in the building has been leased to the Corporation for use as its offices and the remaining space is being leased or is available for lease as commercial rental property. Currently approximately 24% of rentable space is available for lease in this building.


SUBSIDIARIES

          In 1987 the Corporation established several wholly-owned subsidiaries and transferred to them the assets and liabilities of formerly unincorporated divisions. The Corporation serves as the parent company of separate subsidiaries operating its cigar, distribution, nursery, machine and labeling systems and land development operations. Imperial Nurseries, Inc., formerly a Division of the Corporation, was incorporated as a separate company in February 1993. See Exhibit 22 hereto. In connection with the loan agreements entered into by the Corporation in February 1993 (see Note 4 to the Consolidated Financial Statements on page 12 of the Annual Report), the Corporation pledged the stock of all of its active subsidiaries as collateral for such loans.


EMPLOYEES

          The Corporation employs approximately 4,050 persons (excluding seasonal help employed in wrapper tobacco and nursery operations).


NOTE: The brand names mentioned in this Report are trademarks owned by or licensed to the Corporation or its subsidiaries. All rights with respect thereto are reserved.


ITEM 2 - PROPERTIES

          LAND HOLDINGS

          The Corporation is a major landholder in the State of Connecticut and owns some land in the State of Massachusetts, with holdings of approximately 5,600 acres, located principally in the Connecticut River Valley. In addition, the Corporation owns approximately 1,100 acres in Florida, a portion of which is used for Imperial Nurseries' growing operations, and the sites for Imperial Nurseries' seven sales and service centers. Each such center typically has a warehouse/office facility and 10-15 acres of nursery stock.

          The book value of undeveloped land holdings, which includes land currently needed for tobacco and nursery operations, owned by the Corporation and Resources in the Connecticut River Valley is approximately $5,000,000. The Corporation believes the fair market value is very substantially in excess of such book value. The Corporation is developing certain of these holdings. (See the description of Culbro Land Resources, Inc. under "Real Estate"). Such development activities have increased the value of the Corporation's adjoining properties. Of the Corporation's land not currently needed for tobacco or nursery operations, only a portion is currently suitable for development.


          FACILITIES

          The table below sets forth the general character and location of certain of the principal facilities of the Corporation and its subsidiaries. It does not include the facilities of Culbro Land Resources, Inc. (See discussion of Real Estate under Item 1 - Business).


                             OWNED                                            APPROXIMATE
                               OR                                              FLOOR SPACE
     LOCATION                LEASED     NATURE OF OPERATION                   (SQUARE FEET)
     --------                ------     -------------------                   -------------

New York, New York           Owned      Executive Offices
                                          -Corporate Operations                 25,000
Kingston, Pennsylvania       Leased     Production Machinery                    58,000
Miami, Florida               Leased     Distribution Operations                101,000
Tampa, Florida               Leased     Executive Offices
                                          -Distribution Operations              21,000
Tampa, Florida               Leased     Distribution Operations                128,000
Ocala, Florida               Owned      Distribution Operations-Warehousing
                                          & Corporate Offices                  875,000
Bensalem, Pennsylvania       Owned      Labeling Systems Operations             63,000
Bensalem, Pennsylvania       Leased     Labeling Systems Operations
                                          & Warehousing                         40,000
Bristol Township,
  Pennsylvania               Owned      Labeling Systems Operations            101,000
Turlock, California          Owned      Production Machinery                    32,000
Trevose, Pennsylvania        Leased     Executive Offices
                                          -Labeling Systems Operations           9,000
Kingston, Jamaica, W.I.      Owned      Cigar Manufacturing                    117,000
Dothan, Alabama              Leased (1) Cigar Manufacturing & Warehousing      166,000
Hatfield, Massachusetts      Owned      Tobacco Warehousing & Processing        94,000
Santiago, Dominican
  Republic                   Leased     Tobacco Processing & Cigar Mfg.        171,000
Granby, Connecticut          Owned      Executive Offices
                                          -Nursery Operations                    8,000
Windsor, Connecticut         Owned      Tobacco Processing & Warehousing        52,000
Bloomfield, Connecticut      Owned      Executive Offices
                                          -Cigar Operations                     11,000


(1)    Industrial Revenue Bond financing lease


          In addition to the above, the Corporation owns approximately 10 other distribution properties located principally in the Eastern United States having an aggregate of approximately 463,000 square feet of floor space.

          The Corporation and its General Cigar Co., Inc. subsidiary lease approximately 80 acres of land for growing tobacco in the Dominican Republic. In addition, the Corporation leases approximately 15 other facilities for distribution, storage, sales and related warehousing operations and office locations which have an aggregate of approximately 355,000 square feet of floor space.


ITEM 3 - LEGAL PROCEEDINGS

          The Corporation is involved in various legal actions including the following:




          (i)  TOWN OF WEST SPRINGFIELD V. CULBRO CORPORATION

          In 1986 the State of Massachusetts closed certain public and private wells in the West Springfield, Massachusetts area, where the Corporation had farmed tobacco, because of alleged contamination by ethylene dibromide (EDB) and other pesticides. Subsequently the Corporation's farms were identified as a probable source of the EDB contamination.

          In April 1987 the Town of West Springfield, Massachusetts filed suit in Hampden County Superior Court against the Corporation, another tobacco farmer, nine chemical manufacturers and an unknown number of unnamed manufacturers and distributors of pesticides.

          The Complaint alleges, among many other things with respect to each defendant, that the Corporation was negligent in that it should have known that its use of farm pesticides would contaminate the Town's public wells. The Complaint demands judgment in the amount of $10,000,000 plus costs and expenses. The Town has recently calculated that its "direct costs incurred or to be incurred" as a result of the alleged contamination are $7,532,000 and it demanded $4,170,000 "in full and complete satisfaction of this matter". The Corporation believes the five chemical companies which remain defendants in this action will play the major role in any defense or other resolution of this litigation. One of the Corporation's general liability insurance carriers is bearing legal expenses for this action while reserving its rights as to coverage. The Corporation believes another carrier is also jointly and severally responsible for coverage. It is impossible to predict the outcome of the litigation at this preliminary stage, although the Corporation believes it has meritorious defenses. In a similar action in Connecticut the chemical manufacturers bore the major part of settlement contributions and the Corporation's insurance did respond.

          (ii) TOBACCO LIABILITY

          While the Corporation now has no pending litigation respecting tobacco and health, there is currently substantial litigation respecting cigarette smoking and "environmental tobacco smoke", and other forms of tobacco use may also be challenged in the courts.


          (iii) TRINE MANUFACTURING COMPANY, INC.

          Trine Manufacturing Company, Inc., a subsidiary of the Corporation which manufactures labeling machines ("Trine"), has reached a settlement of its patent infringement litigation with B&H Manufacturing, Inc. ("B&H) in the Federal District Court for the Eastern District of California, Fresno Division. This litigation was described in the Corporation's previous Forms 10-K.

          The settlement provides relief for Trine from several, potentially large, claims for indemnity for patent infringement damages and/or royalties paid by certain of Trine's customers including Foster Forbes, a division of American National Can Corporation, to B&H. The settlement also provides a mechanism under which other Trine customers using Trine machines in an allegedly infringing manner would be offered a special licensing arrangement from B&H.
The arrangement offers these customers a release of all liability for past patent infringement if they enter into a license agreement and pay royalties to B&H on all future production of allegedly infringing articles during the life of the B&H patents. There is no assurance these customers will accept the license agreement and thus they may seek indemnity from Trine. Certain other terms and conditions of the settlement are confidential by agreement of the parties.
Trine did not admit the validity of B&H's patents, will not make any representations as to whether a customer's use of its Trine machines infringes these patents and agreed to notify its customers that a patent license may be available from B&H.

          The settlement contains mutual releases by B&H and Trine for all claims and causes of action which were asserted or could have been asserted in the litigation. B&H also agreed never to sue the Corporation, Trine, or CMS Gilbreth Packaging Systems, Inc., an affiliated company, or their successors in interest for future infringement of the B&H patents involved in the litigation and foreign counterparts of these patents.

          The settlement was also signed on behalf of the seller ("Seller") to the Corporation of the Trine business. In connection with the Corporation's acquisition of Trine in 1988 the Seller indemnified the Corporation respecting the B&H patents and the Corporation has reached a separate agreement with the Seller whereby the Seller would allow the Corporation to reimburse itself for 85% of the legal fees paid to its patent attorneys in the B&H litigation from the escrow account established as part of the acquisition. In addition, funds withheld from payment to the Seller under certain related consulting and non-competition agreements will be used to reimburse the Seller for 85% of its legal fees. Approximately $1,500,000 of withheld funds will remain after such reimbursements and will continue to be held by the Corporation to secure other potential indemnity obligations of the Seller, including those relating to litigation against the Seller and it by Anchor Glass Container Corporation.

          (iv)   IMPERIAL NURSERIES AZALEA CROP

                 In early 1991 at its Quincy, Florida farm the Imperial Nurseries ("Imperial") Division of the Corporation sustained a significant loss of its azalea crop. The loss appears to have been caused by the use of Benlate 50 DF, a product of E.I. DuPont De Nemours & Co. ("DuPont") which was contaminated, possibly by the herbicide atrazine. DuPont reportedly had a similar problem in 1989. The crops involved have been inspected by adjusters for DuPont and for the Corporation's property insurance carrier, Arkwright-Factory Mutual ("Arkwright").

          In August 1991 Imperial made a claim for approximately $2,200,000 for lost sales of azaleas and other plants unsaleable because of the damaged azaleas, less $240,000 previously advanced by DuPont. Despite consistent expressions of support and approval by its claims adjuster, DuPont refused payment of the claim. Imperial then filed suit in the United States District Court for the Northern District of Florida seeking compensation for its full losses from DuPont and certain distributors of Benlate. The suit is in the discovery stage and the outcome cannot at this time be predicted. Imperial has also filed a claim with Arkwright which has been denied. Imperial may also initiate an insurance coverage action against Arkwright with respect to this claim.

          In 1992 DuPont announced that it was terminating its claims settlement program. Such termination is not expected to affect this litigation because DuPont had previously refused to settle Imperial's claim. Discovery continued in 1993 and trial could occur in late 1994.


          (v)    ELI WITT - TENNESSEE

                 In November 1991 and again in May 1992, the State of Tennessee Department of Revenue (the "Department") notified Eli Witt of "several instances against your firm for sales of cigarettes below the minimum fair trade price set by" the Tennessee Unfair Cigarette Sales Law (Tenn. Code Ann. 47-25-Part 3) (the "Law"). The second notice sought to impose a $5000 fine and a revocation of Eli Witt's wholesale tobacco license, both of which actions have been stayed by Eli Witt's timely petition for a formal hearing.

          Eli Witt believes the Department is misinterpreting the Law by attacking "pass through" payments by Eli Witt to its retailer customers of the discounts and payment programs Eli Witt receives from cigarette manufacturers. The Administrative Law Judge assigned to this matter left the Department and a new Judge was assigned. The new Judge granted Eli Witt's Motion for a More Definitive Statement. Eli Witt has twice tried to have the Tennessee Chancery Court assume jurisdiction for its case without success. The matter is now again in proceedings under Tennessee's Administrative Procedure Act. Another wholesale distributor has been defending a similar charge by the Department since 1989. Such distributor is defending upon grounds that the Law is either unconstitutional or violates federal anti-trust laws. Eli Witt concurs in that position and will argue those same grounds. Eli Witt believes the defenses described above are meritorious but cannot predict the ultimate outcome of these proceedings. In January 1993 a third distributor filed suit in the Chancery Court against the Department to invalidate the Law and/or the Department's interpretation of it. It based its case on the same grounds as Eli Witt and the second distributor.

                                *      *      *

          Management does not believe that the above described actions will have a material adverse effect upon the financial condition of the Corporation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None



                                       PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
             AND RELATED SECURITY HOLDER MATTERS

          On February 18, 1994 the approximate number of record holders of Common Stock of the Corporation was 1,052 which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the New York Stock Exchange on such date was $15.75 per share. The information appearing (i) under Quarterly Data on Common Shares on page 3 of the Annual Report, (ii) in Note 4 to the Consolidated Financial Statements on page 12 of the Annual Report and (iii) in Note 11 to the Consolidated Financial Statements on page 18 of the Annual Report are hereby incorporated by reference.


ITEM 6.   SELECTED FINANCIAL DATA

          The Consolidated Statement of Operations and the Selected Financial Data appearing on pages 7 and 4, respectively, of the Annual Report are hereby incorporated by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Management's Discussion and Analysis appearing on pages 4, 5 and 6 of the Annual Report is hereby incorporated by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements appearing on pages 7 through 19 of the Annual Report, together with the Report of Independent Accountants, which appears on page 21 of the Annual Report, are hereby incorporated by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

          In accordance with General Instruction G-3 to Form 10-K, the information called for in this Item 10 with respect to directors is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from such proxy statement.

         The following table sets forth the information called for in this Item 10 with respect to executive officers of the Corporation.



NAME OF EXECUTIVE               OTHER PRESENT      YEAR          OTHER POSITIONS
OFFICER AND                     POSITIONS AND      SERVICE       OR OTHER BUSINESS
PRESENT PRINCIPAL               OFFICES (2)        AS EXECUTIVE  EXPERIENCE DURING
POSITION (1)                    (BEGINNING         OFFICER       PAST FIVE
(BEGINNING YEAR)         AGE     YEAR)             BEGAN         YEARS (YEARS)

- ------------------       ---    -------------      ------------  -------------------
EDGAR M. CULLMAN         76     Director             1963        None
Chairman of the Board           (1961)
  (1975)


EDGAR M. CULLMAN, JR.    48     Director             1983        None
President (1984)                (1982)


JOSEPH C. AIRD           48     None                 1987        None
Vice President-
Controller (1987)


JAY M. GREEN             46     Treasurer            1988        None
Executive Vice                  (1988)
President Finance &
Administration (1988)



PEGGY L. KELSTON         43     None                 1989        Vice President, Human Resources,
Vice President-                                                  Global Markets, Bankers Trust
Human Resources                                                  Company (1987-1989)
   (1989)


JANET A. KRAJEWSKI       39     None                 1993        None
Vice President-Taxes
  (1993)


RONALD S. MILSTEIN       37     Assistant            1986        None
Vice President (1990);          Secretary (1987)
Assistant General
Counsel (1986)


A. ROSS WOLLEN           50     Senior Vice          1977        None
General Counsel                 President (1983)
   (1980)                       & Secretary (1987)


(1) All of the Corporation's executive officers are subject to annual reelection. There were and are no understandings or arrangements between any of the Corporation's executive officers and any other person (except directors and officers acting solely in their capacities as such) pursuant to which any executive officer was selected as an officer. Positions not otherwise identified are with the Corporation.

(2) Some of the Corporation's executive officers also serve as officers and directors of The Eli Witt Company, of which Mr. Green is the Chairman of the Board. Eli Witt became a public company on February 19, 1993, and the Corporation now owns 85% of its common stock.


ITEM 11.    EXECUTIVE COMPENSATION

          In accordance with General Instruction G-3 to Form 10-K, the information called for in this Item 11 is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from such proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

          In accordance with General Instruction G-3 to Form 10-K, the information called for in this Item 12 is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from such proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In accordance with General Instruction G-3 to Form 10-K, the information called for in this Item 13 is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from such proxy statement.


                                       PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K

          (a)(1) Financial Statements (annexed hereto): There are filed as part of this Report on Form 10-K: the Consent and Report of Independent Accountants; and the Consolidated Financial Statements (including Notes) of the Corporation appearing on pages 7 through 19 of the Annual Report. See Index To Financial Statements and Additional Financial Data.

          (a)(2) Schedules (annexed hereto): Financial Statement Schedules required by Item 8 of Form 10-K for the fiscal years ended 1993, 1992 and 1991. See Index To Financial Statements and Additional Financial Data.

          (a)(3)   Exhibits.  (Enumeration corresponds to the Exhibit Table,
Item 601, Regulation S-K.  Items not enumerated are not applicable).

                      (3) THE ARTICLES OF INCORPORATION AND BY-LAWS OF THE CORPORATION.

                      (A) The Articles of Incorporation, as amended to date (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year 1984 - (Exhibit 3(A)) and to the definitive proxy statement of Registrant, dated April 11, 1988, for its Annual Meeting of Shareholders held on May 12,
                1988).

                      (B) The By-Laws, as amended to date (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year 1984 - (Exhibit 3(B)) and to the definitive proxy statement of Registrant, dated April 11, 1988, for its Annual Meeting of Shareholders held on May 12, 1988).


                      (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

                      (A) Note Purchase Agreement, dated July 15, 1988, respecting 9.10% Series A Senior Notes due 1991, 9.56% Series B Senior Notes due 1994, 9.87% Series C Senior Notes due 1998 and 9.93% Series D Senior Notes due 1998 (Incorporated by reference to Exhibits to Form 10-Q of the Corporation filed for the thirteen weeks ended July 2, 1988 - (Exhibit (a)(2)).

                      (B) Credit Agreement, dated May 24, 1990 with several banks and Manufacturers Hanover Trust Company, as Agent. (Incorporated by reference to Exhibits to Form 10-Q of the Corporation filed for the thirteen weeks ended June 30, 1990 - (Exhibit (a)).

                      (C) Amended and Restated Note Purchase Agreement among the Corporation and six institutional investors relating to the private placement of $35,000,000 of Senior Notes, dated July 15, 1988 amended and restated as of February 19, 1993, including Exhibits (which have been omitted but will be furnished to the Commission upon request). (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year 1992).

                      (D) Amended and Restated Credit Agreement, dated February 19, 1993 with several banks and Chemical Bank, as Agent, including Exhibits (which have been omitted but will be furnished to the Commission upon request). (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year 1992).

                      (E) Pages 36-53 and 66-75 of the Proxy Statement and Prospectus filed with the Securities and Exchange Commission by The Eli Witt Company as Part of a Registration Statement on Form S-4 (Registration No. 33-54934, Amendment No. 2). Such Proxy Statement and Prospectus are incorporated by reference to such filing.

                      (F) Credit Agreement among The Eli Witt Company, The Several Lenders from Time to Time Parties Hereto and Chemical Bank, as Agent, Dated as of February 19, 1993. (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year 1992).


                Certain other documents evidencing indebtedness of the Corporation are not filed herewith in reliance upon the exemption provided by Item 601(b)(4)(iii)(A); the Registrant hereby undertakes to furnish a copy of such documents to the Commission upon request.

                      (10) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS.

                      (A) 1992 Stock Plan of Registrant, dated December 10, 1993 (Incorporated by reference to the definitive proxy statement of Registrant, dated March 3, 1993, for its Annual Meeting of Shareholders held on April 8, 1993).

                      (B) Stock Option Plan for Non-employee Directors of Registrant, dated December 10, 1993 (Incorporated by reference to the definitive proxy statement of Registrant, dated March 3, 1993, for its Annual Meeting of Shareholders held on April 8,
                1993).

                      (C) 1991 Employees Incentive Stock Option Plan of Registrant (Incorporated by reference to the definitive proxy statement of Registrant, dated April 9, 1991, for its 1991 Annual Meeting of Shareholders held on May 9, 1991).

                      (D) 1983 Employees Incentive Stock Option Plan of Registrant, as amended (Incorporated by reference to the definitive proxy statement of Registrant, dated April 6, 1983, for its Annual Meeting of Shareholders held on May 12, 1983 and to the Appendix filed pursuant to Rule 424(c) under the Securities Act of 1933, as amended, dated March 3, 1987).


                      (13) ANNUAL REPORT TO SECURITY HOLDERS.

                           The Corporation's Annual Report to Shareholders for
                1993 (annexed hereto). Such Annual Report, except for those portions which are expressly incorporated by reference, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" or incorporated by reference as part of this Form 10-K.

                      (22) SUBSIDIARIES.

                           List of Subsidiaries.

                      (28) UNDERTAKING.

                           For the purposes of complying with the amendments to
                the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference to registrant's Registration Statement on Form S-8 (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year 1984 - (Exhibit 28)) and subsequent Form S-8's:

                           Insofar as indemnification for liabilities arising
                under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.


                (b) The Corporation filed two reports on Form 8-K in the last quarter of its 1993 fiscal year:

                      (1) October 22, 1993, settlement of patent litigation.

                      (2) November 30, 1993, letter of intent for an acquisition by the Registrant's majority owned subsidiary, The Eli Witt Company.


                (c)   See (a)(3) above.


                (d) See Index to Financial Statements and Additional Financial Data.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CULBRO CORPORATION
     By (JAY M. GREEN)
      Jay M. Green
     Executive Vice President-Finance and Administration

Dated:  March 10, 1994
     Pursuant to the requirements of the Securities Exchange Act of 1934 this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated on March 10, 1994.
Signatures & Title

(BRUCE A. BARNET), Director
(Bruce A. Barnet)

(JOHN L. BERNBACH), Director
(John L. Bernbach)

(EDGAR M. CULLMAN), Chairman of the Board, Director and
(Edgar M. Cullman)  Principal Executive Officer

(EDGAR M. CULLMAN, JR.), President, Director and
(Edgar M. Cullman, Jr.)  Principal Operating Officer

(FREDERICK M. DANZIGER), Director
(Frederick M. Danziger)

(JOHN L. ERNST), Director
(John L. Ernst)

(JAY M. GREEN), Executive Vice President and
(Jay M. Green)  Principal Financial Officer

(THOMAS C. ISRAEL), Director
(Thomas C. Israel)

(DAN W. LUFKIN), Director
(Dan W. Lufkin)

(GRAHAM V. SHERREN), Director
(Graham V. Sherren)

(PETER J. SOLOMON), Director
(Peter J. Solomon)

(FRANCIS T. VINCENT, JR.), Director
(Francis T. Vincent, Jr.)

(JOSEPH C. AIRD), Vice President and Controller
(Joseph C. Aird)

                                                              EXHIBIT 22





                               CULBRO CORPORATION
                               ------------------


                                           State/Jurisdiction
Subsidiaries (1)                            of Incorporation
- ------------                                ----------------

General Cigar Co., Inc. (2)                      Delaware
Culbro Machine Systems, Inc.                     Delaware
Culbro Land Resources, Inc. (3)                  Delaware
387 PAS Corporation                              New York
The Eli Witt Company * (4)                       Delaware
CMS Gilbreth Packaging Systems, Inc. (5)         Pennsylvania
Trine Manufacturing Company                      Delaware
Imperial Nurseries, Inc.                         Delaware


* The Corporation owns approximately 85% of the common stock of this subsidiary.


(1) The Corporation also has approximately 7 inactive subsidiaries which considered in the aggregate as a single subsidiary would not constitute a significant subsidiary. The Consolidated Financial Statements of the Corporation include the accounts of all subsidiaries of the Corporation.

(2) Includes approximately 8 subsidiaries and 4 operating divisions within which it carries on its cigar manufacturing and distribution business, and approximately 12 assumed names in which it does business.

(3) Includes approximately 5 subsidiaries utilized to carry on certain aspects of its real estate development business.

(4) Includes approximately 4 subsidiaries utilized to carry on certain aspects of its wholesale distribution business.

(5) Includes Gilbreth International Corporation, a wholly-owned subsidiary of the Corporation, which carries on its plastic shrink film and labeling systems business.

CONSUMER PRODUCTS

     GENERAL CIGAR CO., INC.
     Manufacturing and marketing cigars, growing wrapper tobacco and distributing disposable lighters.

     THE ELI WITT COMPANY
     Wholesaling tobacco products, candy, groceries, food, health and beauty aids and general merchandise.

NURSERY PRODUCTS

     IMPERIAL NURSERIES, INC.
     Growing plants which are sold principally to garden centers and mass merchandisers and operating horticultural distribution centers which sell principally to landscapers.



INDUSTRIAL PRODUCTS

     CMS GILBRETH PACKAGING SYSTEMS, INC.
     Manufacturing and marketing of packaging and labeling systems, including plastic shrink film labels and tamper-evident seals, and packaging machinery to apply them.

REAL ESTATE

     CULBRO LAND RESOURCES, INC.
     Building and managing commercial and industrial properties and developing residential subdivisions on real estate owned by the Corporation in Connecticut and Massachusetts.

     387 PAS CORP.
     Owning and managing a commercial office building in New York City.

- -------------------------------------------------------------------------------
QUARTERLY DATA ON COMMON SHARES

     Following are the high and low prices of the common shares of Culbro Corporation in 1993 and 1992 as traded on the New York Stock Exchange.


                 1ST QUARTER         2ND QUARTER         3RD QUARTER         4TH QUARTER
                HIGH       LOW      HIGH      LOW       HIGH      LOW       HIGH      LOW
- -------------------------------------------------------------------------------------------

1993           18 1/2    14 3/8    19 1/2    14 7/8    18        14 1/4    17 1/4    13 1/2
1992           19        16 1/8    21 1/4    15 5/8    17 1/2    14 3/8    17 1/2    14 1/2
               ----------------------------------------------------------------------------
               THERE WERE NO CASH DIVIDENDS DECLARED IN 1993.  CASH DIVIDENDS OF $.20 PER
               SHARE WERE DECLARED FOR EACH OF THE FIRST THREE QUARTERS OF 1992.
- -------------------------------------------------------------------------------------------


- -------------------------------------------------------------------------------
                                        3

SELECTED FINANCIAL DATA



                                                                                                          1990
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                 1993           1992           1991       48 Weeks           1989
- ------------------------------------------------------------------------------------------------------------------------------

Net sales and other revenue                            $1,364,576     $1,148,722     $1,104,272       $908,395       $945,531
Operating profit                                           18,779         15,863         24,184         19,826         16,359
Income before cumulative effect of
   accounting change                                        1,725          1,868          3,176          3,109          1,104
Income per common share before cumulative
   effect of accounting change                               0.24           0.43           0.74           0.72           0.26
Net (loss) income                                          (7,452)         1,868          3,176          3,109          1,104
Net (loss) income per common share                          (1.89)          0.43           0.74           0.72           0.26
Dividends per common share                                     --           0.60           0.80           0.80           0.80
Working capital                                           127,092        108,432         90,100        112,781         51,266
Property and equipment, net                               114,898         99,509         99,498        115,812        118,751
Total assets                                              423,659        403,648        343,023        393,951        394,735
Long-term debt                                            175,405        145,678        132,885        161,944         98,703
Shareholders' equity                                      110,882        119,035        119,750        120,013        120,350
Book value per common share at
   end of period                                            25.74          27.63          27.80          27.86          27.94
Weighted average common
   shares outstanding                                   4,308,000      4,308,000      4,307,000      4,307,000      4,301,000
                                                        ----------------------------------------------------------------------
                                                        ----------------------------------------------------------------------

- -------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

     The net cash provided by operations principally reflects the liquidation of excess cigarette inventories at The Eli Witt Company ("Eli Witt"), Culbro Corporation's (the "Corporation") subsidiary in the wholesale distribution business. At year end 1992, there was a substantial amount of excess cigarette inventory on hand that was purchased in connection with cigarette manufacturers' purchase incentive programs and price increases. That excess cigarette inventory was liquidated during the first half of 1993 and not replaced because cigarette manufacturers significantly reduced purchase incentive programs. Cash generated from the excess cigarette inventory reduction was partially offset by repurchasing previously sold yet uncollected accounts receivable under the Corporation's accounts receivable sales agreement. This agreement was terminated in connection with Eli Witt's separate financing concurrent with its acquisition of Certified Grocers of Florida, Inc. ("Certified Grocers") on February 19, 1993 (see below).

     Investing activities reflect cash used for capital expenditures and the acquisition of Certified Grocers, partially offset by proceeds received upon completion of the Take-out Agreement with Moll PlastiCrafters.

     The Corporation's financing activities reflect the repayment of debt, including notes payable, from the cash generated by the sale of the excess cigarette inventory on hand at the beginning of the year. Also included in the repayment of debt is the refinancing of the debt assumed from Certified Grocers, and a $12.5 million prepayment of the Corporation's 9.7% Senior Notes.

     On February 19, 1993, Eli Witt acquired Certified Grocers and, concurrent with the acquisition, entered into a $125 million Credit Agreement ("Eli Witt Credit Agreement") with a syndicate of banks to separately finance its business. Consequently, the cash flow of Eli Witt is no longer available to the Corporation and its other subsidiaries. The Eli Witt Credit Agreement provides committed financing through February, 1998 and includes a $30 million term loan, a $45 million revolving facility for working capital and general business purposes and a $50 million revolving facility for the periodic purchase of excess cigarette inventories to take advantage of manufacturers' purchase incentive programs. In connection with the acquisition, Eli Witt paid $87.7 million to the Corporation, which included a special cash dividend and the repayment of Eli Witt's intercompany debt. The Corporation used these proceeds to repay its existing debt, including the prepayment on its Senior Notes, and the repurchase of previously sold and uncollected accounts receivable.

     Concurrent with the separate financing of Eli Witt, the Corporation replaced its $90 million Credit Agreement with an $80 million Credit Agreement ("Culbro Credit Agreement") which provides committed financing through June 1996 to the Corporation and its other subsidiaries. The commitment under the Culbro Credit Agreement will be reduced to $75 million in June 1994 and to $65 million in September 1995.

     In March 1993, the Corporation and Eli Witt entered into interest rate swap agreements to convert variable rate debt under the Culbro and Eli Witt Credit Agreements into fixed rate debt. The swap agreements converted a total of $50 million of variable rate debt under Culbro's Credit Agreement to fixed rate debt at an average rate of 6.30% for three years. The swap agreements entered into by Eli Witt range from two to


- -------------------------------------------------------------------------------
                                        4
three years and converted a total of $60 million of variable rate debt under the Eli Witt Credit Agreement to fixed rate debt at an average rate of 7.25%.

     In November 1993, the Corporation and Eli Witt entered into a letter of intent with NCC L.P. ("NCC"), a limited partnership engaged in the wholesale distribution business, whereby Eli Witt would purchase the net assets of NCC's southern divisions in exchange for Eli Witt common stock. Additionally, a partner of NCC will purchase, for $12 million, newly issued preferred stock of the Corporation with a stated value of $15 million, exchangeable into Series B preferred stock of Eli Witt currently held by the Corporation. The NCC partner will also purchase $3 million of subordinated notes from Eli Witt at face value. This proposed transaction is subject to completion of a definitive agreement, financing arrangements, and the delivery of certain amounts of net assets at closing by NCC and Eli Witt.

     In January 1994, the Corporation obtained a $5 million mortgage on certain equipment. The proceeds were used to reduce the amount outstanding under the Culbro Credit Agreement. The mortgage has a term of 10 years, bears interest at 7.25% per annum and has a balloon payment of $1.2 million at termination.

     Management believes that the Corporation's cash flow from operations will need to be supplemented by proceeds generated from other transactions to meet operating and capital requirements and scheduled debt repayments. Management is pursuing certain alternatives and expects to conclude agreements that will generate the necessary funds. Over the long-term, management will seek to maintain a level of indebtedness which is commensurate with the Corporation's earnings and cash flow.

RESULTS OF OPERATIONS
1993 COMPARED TO 1992

     The 1993 net loss was due to the cumulative effect of the Corporation's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which resulted in a net charge of $9.2 million. Income before the accounting change in 1993 declined from the prior year, principally reflecting higher interest expense and lower operating profit in the consumer products segment (excluding the effect of certain nonrecurring charges recorded in this segment in 1992), partially offset by higher operating profit in the industrial products segment. Operating profit was not materially different in 1993 as compared to 1992 in the nursery products and real estate segments.

     In the consumer products segment, net sales and other revenue increased primarily due to Eli Witt's acquisition of Certified Grocers near the end of the first quarter. Excluding the effect of the nonrecurring charges recorded in the prior year, which included a restructuring charge of $3.5 million at Eli Witt and a relocation charge of $1.0 million at General Cigar Co., Inc. ("General Cigar"), operating profit in the consumer products segment declined, due to lower operating profit at Eli Witt, while operating profit at General Cigar was substantially unchanged. Eli Witt's operating profit was negatively impacted by competitive pricing pressures, which reduced gross margins, and lower profit from inventory price appreciation on excess cigarettes purchased in anticipation of manufacturers' price increases. Additionally, gross profit was negatively affected when cigarette manufacturers reduced prices on their premium cigarette brands by approximately 25% during the year and curtailed purchase incentive programs. In the fourth quarter, Eli Witt adjusted its pricing to customers to partially compensate for these effects. At General Cigar, the effect of increased net sales of cigars was substantially offset by lower sales of Connecticut shade wrapper tobacco, due to a further reduction in demand by foreign cigar manufacturers. The increased net sales of cigars in 1993 reflected price increases and higher volume of premium cigar sales partially offset by lower volume of nonpremium cigar sales.

     In the industrial products segment, operating profit at CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") increased in 1993 due to higher net sales and improved gross margins. CMS Gilbreth's higher net sales reflected sales volume increases for both packaging materials and machinery. The improved gross margins resulted mainly from continued manufacturing improvements in the production of packaging materials.

     Operating profit in the real estate segment was substantially unchanged as higher profit in the Connecticut real estate business, Culbro Land Resources, Inc. ("CLR") was offset by the lower results in the Corporation's New York office building, due to the full year effect of 1992 lease expirations. The higher profit at CLR principally reflected higher gains on sales of both commercial and residential properties.

     The Corporation's equity loss from investees was lower in 1993 because the prior year's results included the loss on the disposition of the Corporation's 25% equity investment in Moll PlastiCrafters, a transaction that generated cash of approximately $5 million. Results attributed to the Corporation's remaining equity investment, the 25% ownership in Centaur Communications Limited ("Centaur"), a publishing company in the United Kingdom, were lower after excluding a 1992 gain related to a sale of shares by Centaur.

     The higher interest expense reflected several factors, including the effect of the additional debt assumed in the acquisition of Certified Grocers and the termination of the accounts receivable sales agreement. These were partially offset by lower borrowings in 1993 for the purchase of excess cigarette inventories because of the reduction of these purchases in anticipation of manufacturers' price increases and purchase incentive programs, and the effect of the prepayment of the Corporation's 9.7% Senior Notes.

     Fees on sales of accounts receivable declined due to the termination of the accounts receivable sales agreement near the end of the first quarter. In 1992, the accounts receivable sales agreement was in effect the entire year.


- -------------------------------------------------------------------------------
                                        5

     The higher effective tax rate reflects the effect of certain tax liability adjustments on the 1992 income tax provision and the effect of higher state taxes in the current year as a result of a change in the mix of pretax income.

1992 COMPARED TO 1991

     1992 net income decreased as compared to 1991 due principally to the comparatively lower cost of sales in 1991 in the wholesale distribution business. The liquidation of LIFO inventories in that year reduced cost of sales in that business by approximately $17 million. There was no liquidation of LIFO inventories in 1992. In 1992, the Corporation incurred several nonrecurring charges, which, in total, were slightly higher than nonrecurring charges in the previous year. The 1992 results included a $3.5 million pretax restructuring charge for branch closings and the curtailment of benefits under the Eli Witt Pension Plan in connection with Eli Witt's acquisition of Certified Grocers. Other nonrecurring items in 1992 included a loss of approximately $900,000 on the Take-out Agreement with Moll PlastiCrafters and approximately $1 million of expenses related to the relocation of General Cigar Company headquarters from the Corporation's New York office building to its office complex north of Hartford, Connecticut. These charges were partially offset by other income of approximately $900,000 reflecting the proceeds from the favorable outcome of a litigation matter to recover certain expenses from the former owner of Gilbreth International, one of the Corporation's subsidiaries in the packaging and labeling systems business. In 1991, nonrecurring items reflected principally a loss of $3.3 million on the sale of Moll Tool.

     Operating profit in the consumer products segment declined due principally to the effect of the 1991 liquidation of LIFO inventories in the wholesale distribution business discussed above, and lower operating profit in the cigar business. In the wholesale distribution business, excluding the effect of the liquidation of LIFO inventories on prior year's results, operating profit increased, due principally to increased volume and higher gross margins. The increased volume reflected new business obtained in 1992 and the full year effect of new business obtained in 1991. The increase in gross margins principally reflected lower merchandise costs resulting from manufacturers' purchase incentive programs on cigarettes. Operating profit in the cigar business declined due to lower sales volume of Connecticut shade wrapper tobacco, resulting from increased competition and reduced demand by foreign cigar manufacturers, the principal market for sales of its wrapper tobacco. Revenue from sales of cigars increased, as higher prices more than offset a decline in volume, which has occurred in this industry over the past several years.

     The operating profit in the industrial products segment reflected the substantially improved results of the packaging and labeling systems business, which incurred an operating loss in 1991. The improved results were due to increased volume, higher margins, and lower operating expenses. The increased volume reflected higher sales of both packaging materials and machinery, including increased machine sales in international markets. Margins increased due principally to lower manufacturing costs of packaging materials resulting from the implementation of a manufacturing cost reduction program in 1992. The reduction in operating expenses reflected a lower headcount and increased efficiencies.

     The operating profit in the nursery products segment, as compared to an operating loss in the prior year, was due to increased volume and lower operating expenses, partially offset by the effect of lower margins. Margins declined due to pricing pressures caused by the weakened economy and an oversupply of product in the marketplace.

     Operating profit in the real estate segment declined due principally to lower profit from the Corporation's New York office building, due to the expiration of certain leases and the renewal of other leases at lower rates. Operating profit in the Corporation's Connecticut real estate business, Culbro Land Resources, was slightly lower than the prior year. This business continues to be adversely affected by the weak northeast real estate market which has depressed both commercial lease rates and residential home sales. Operating profit in 1992 included a substantial land sale to a bottler of The Pepsi Cola Company, which was the first major new entrant in the New England Tradeport, the Corporation's planned 600 acre industrial park located north of Hartford. Total revenue in the real estate segment declined, reflecting the transition from home builder to the lot sales program at Culbro Homes in 1992 and lower revenue from the New York office building, partially offset by the land sale in the New England Tradeport.

     Equity in the net loss of investees in 1992 reflected principally the loss on the disposition of the Corporation's 25% equity investment in Moll PlastiCrafters as a result of the Take-out Agreement previously discussed. Results from the Corporation's equity investment in Centaur improved due principally to the effect of asset write-offs taken by that Company in the prior year.

     Interest expense, net, decreased due to several factors. The more significant factors include overall lower rates, the full year effect of the $19.5 million prepayment of the 9.7% Senior Notes in August 1991, interest income on a tax refund received in the current year and the accounts receivable sales program being in effect the entire year compared to six months in 1991.

     The lower effective tax rate in 1992 reflects the effect of tax liability adjustments and foreign subsidiary results.


- -------------------------------------------------------------------------------
                                        6

CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                                     1993           1992           1991
- --------------------------------------------------------------------------------------------------------------------

NET SALES AND OTHER REVENUE                                                $1,364,576     $1,148,722     $1,104,272

COSTS AND EXPENSES
   Cost of goods sold                                                       1,219,742      1,020,608        965,208
   Selling, general and administrative expenses                               126,055        108,629        110,680
   Restructuring charge at Eli Witt                                                --          3,500             --
   Loss on sale of business                                                        --             --          3,300
   Other expense, net                                                              --            122            900
                                                                           ----------------------------------------
OPERATING PROFIT                                                               18,779         15,863         24,184
   Equity in net loss of investees                                                290            882          1,940
   Fees on sales of accounts receivable                                           476          2,037          1,063
   Interest expense, net                                                       14,411         10,405         15,271
                                                                           ----------------------------------------
   Income before income taxes                                                   3,602          2,539          5,910
   Income tax provision                                                         1,877            671          2,734
                                                                           ----------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            1,725          1,868          3,176
   Cumulative effect of accounting change for
      postretirement benefits, net of tax                                      (9,177)            --             --
                                                                           ----------------------------------------
NET (LOSS) INCOME                                                              (7,452)         1,868          3,176
   Accretion of preferred stock of subsidiary                                     705             --             --
                                                                           ----------------------------------------
NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS                            (8,157)         1,868          3,176
Retained earnings -- beginning of period                                      106,502        107,219        107,489
Dividends                                                                          --         (2,585)        (3,446)
                                                                           ----------------------------------------
Retained earnings -- end of period                                         $   98,345     $  106,502     $  107,219
                                                                           ----------------------------------------
                                                                           ----------------------------------------
Income per common share before cumulative effect
   of accounting change                                                    $     0.24     $     0.43     $     0.74
Cumulative effect of accounting change
   per common share                                                             (2.13)            --             --
                                                                           ----------------------------------------
Net (loss) income per common share                                         $    (1.89)    $     0.43     $     0.74
                                                                           ----------------------------------------
                                                                           ----------------------------------------
Weighted average common shares outstanding                                  4,308,000      4,308,000      4,307,000
                                                                           ----------------------------------------
                                                                           ----------------------------------------




CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK AND CAPITAL IN EXCESS OF PAR VALUE

                                                                                          CAPITAL IN         COMMON
                                                                               COMMON      EXCESS OF       STOCK IN
(DOLLARS IN THOUSANDS)                                                          STOCK      PAR VALUE       TREASURY
- --------------------------------------------------------------------------------------------------------------------

Balance December 1, 1990                                                       $4,549        $13,296        $(5,321)
   Issuance of treasury stock (567 shares)                                         --             --              7
                                                                                -----------------------------------
Balance November 30, 1991                                                       4,549         13,296         (5,314)
   Issuance of treasury stock (166 shares)                                         --             --              2
                                                                                -----------------------------------
Balance November 28, 1992                                                       4,549         13,296         (5,312)
   Issuance of treasury stock (226 shares)                                         --             --              4
                                                                                -----------------------------------
Balance November 27, 1993                                                      $4,549        $13,296        $(5,308)
                                                                                -----------------------------------
                                                                                -----------------------------------
                                                                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



- -------------------------------------------------------------------------------
                                        7

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN THOUSANDS)                                                           1993           1992           1991
- --------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net (loss) income                                                        $  (7,452)     $   1,868      $   3,176
   Adjustments to reconcile net (loss) income to net
      cash provided by (used in) operating activities:
         Cumulative effect of accounting change, net of tax                     9,177             --             --
         Depreciation and amortization                                         12,620         11,368         12,229
         Loss on sale of business                                                  --             --          3,300
         Equity in undistributed net loss of investees                            290            882          1,940
         Provision for bad debts                                                1,332          1,485          1,726
         Changes in assets and liabilities net of effects from
            acquisition in 1993 and sale of business in 1991:
            Reductions in (additions to) real estate held for
               sale or lease, net                                                 326           (523)         1,011
            Decrease (increase) in inventories                                 60,828        (67,114)        22,116
            Decrease (increase) in accounts receivable                          5,815         (4,963)        (9,199)
            (Decrease) increase in sales of accounts receivable               (26,000)        (4,000)        30,000
            (Decrease) increase in accounts payable and
               accrued liabilities                                             (7,046)         5,990          5,432
            Decrease in income taxes payable                                      (90)        (1,542)          (834)
            Increase (decrease) in deferred income taxes                        1,106            652           (655)
      Other, net                                                               (1,079)        (1,140)        (2,679)
                                                                            ----------------------------------------
Net cash provided by (used in) operating activities                            49,827        (57,037)        67,563
                                                                            ----------------------------------------
INVESTING ACTIVITIES:
   Additions to property and equipment                                         (8,275)       (10,666)        (8,038)
   Proceeds from Take-out Agreement with Moll PlastiCrafters                    4,953             --             --
   Acquisition of Certified Grocers, net of cash acquired                      (2,762)            --             --
   Additional investment in Centaur Communications Ltd.                            --             --         (4,365)
   Proceeds from sale of business                                                  --             --          2,873
   Other, net                                                                      --            573           (262)
                                                                            ----------------------------------------
Net cash used in investing activities                                          (6,084)       (10,093)        (9,792)
                                                                            ----------------------------------------
FINANCING ACTIVITIES:
   Increases in long-term debt, including debt assumed in the
      acquisition of Certified Grocers in 1993                                 61,612         17,000             --
   Payments of long-term debt, including refinancing of
      debt assumed in the acquisition of Certified Grocers in 1993            (55,338)          (820)       (37,916)
   Net (decrease) increase in notes payable                                   (43,200)        43,200         (6,700)
   Dividends                                                                       --         (2,585)        (3,446)
                                                                            ----------------------------------------
Net cash (used in) provided by financing activities                           (36,926)        56,795        (48,062)
                                                                            ----------------------------------------
Net increase (decrease) in cash and cash equivalents                            6,817        (10,335)         9,709
Cash and cash equivalents at beginning of year                                  1,898         12,233          2,524
                                                                            ----------------------------------------
Cash and cash equivalents at end of year                                   $    8,715      $   1,898       $ 12,233
                                                                            ----------------------------------------
                                                                            ----------------------------------------

                                                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



- -------------------------------------------------------------------------------
                                        8

CONSOLIDATED BALANCE SHEET


(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
- ----------------------------------------------------------------------------------------------------------------

ASSETS                                                                       NOV. 27, 1993       Nov. 28, 1992
- ----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                       $    8,715          $    1,898
Receivables, less allowance of $2,364 (1992 - $2,650)                               75,917              42,844
Inventories                                                                        128,216             165,246
Other current assets                                                                 5,931              10,642
                                                                                ------------------------------
Total current assets                                                               218,779             220,630
Property and equipment, net                                                        114,898              99,509
Real estate held for sale or lease, net                                             35,338              35,664
Investments in real estate joint ventures                                            8,275               8,285
Other, principally investment in Centaur Communications Limited                     24,923              19,256
Intangible assets                                                                   21,446              20,304
                                                                                ------------------------------
Total assets                                                                      $423,659            $403,648
                                                                                ------------------------------
                                                                                ------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                         $  76,904           $  62,416
Notes payable                                                                           --              43,200
Long-term debt due within one year                                                  14,519               6,228
Income taxes                                                                           264                 354
                                                                                ------------------------------
Total current liabilities                                                           91,687             112,198
Long-term debt                                                                     175,405             145,678
Deferred income taxes                                                                5,479              12,091
Other noncurrent liabilities                                                        30,201              14,646
                                                                                ------------------------------
Total liabilities                                                                  302,772             284,613
                                                                                ------------------------------
Minority interest in subsidiary                                                     10,005                  --
                                                                                ------------------------------
SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
   Authorized -- 10,000,000 shares
   Issued -- 4,549,190 shares                                                        4,549               4,549
Capital in excess of par value                                                      13,296              13,296
Retained earnings                                                                   98,345             106,502
                                                                                ------------------------------
                                                                                   116,190             124,347
Less -- Common stock in Treasury, at cost, 241,128 shares (1992 - 241,354)          (5,308)             (5,312)
                                                                                ------------------------------
Total shareholders' equity                                                         110,882             119,035
                                                                                ------------------------------
Total liabilities, minority interest and shareholders' equity                    $ 423,659            $403,648
                                                                                ------------------------------
                                                                                ------------------------------

                                                               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




- -------------------------------------------------------------------------------
                                        9

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

BASIS OF CONSOLIDATION

     The consolidated financial statements reflect the accounts of all of Culbro Corporation's (the "Corporation") subsidiaries. The Corporation accounts for its approximately 25% investment in Centaur Communications Limited ("Centaur") on the equity method. Approximately $6,550, representing the excess of the cost of the Corporation's investment over the book value of its equity in Centaur, is being amortized on a straight-line basis over 40 years. The Corporation accounts for its investments in real estate joint ventures on the equity method.

FISCAL YEAR

     The Corporation's fiscal year ends on the Saturday nearest November 30. Fiscal 1993, 1992 and 1991 ended on November 27, 1993, November 28, 1992 and November 30, 1991, respectively, and each year included 52 weeks.

INVENTORIES

     Inventories are stated at the lower of cost or market. The first-in, first-out (FIFO) or average cost method is used to determine the cost of all inventories, except for The Eli Witt Company ("Eli Witt"), the Corporation's subsidiary in the wholesale distribution business, which uses the last-in, first-out (LIFO) method. Eli Witt's inventories consist mainly of cigarettes, tobacco, confectionery, grocery and paper products. The Corporation believes that the LIFO method results in a better matching of the costs and revenues of Eli Witt.

     Raw materials include tobacco in the process of aging and landscape nursery stock, a substantial amount of which will not be used or sold within one year. It is the practice in these industries to include such inventories in current assets. Raw materials also include tobacco in bond which is subject to customs duties payable upon withdrawal from bond. Following industry practice, the Corporation does not include such duties in inventories until paid.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the difference between the book value and any proceeds realized on the sale is charged or credited to income. Expenditures for maintenance and repairs are charged to income as incurred; renewals and improvements are capitalized.

INTANGIBLE ASSETS

     Intangible assets include principally the excess of the costs of businesses acquired over the fair value of their net tangible assets and are amortized on a straight-line basis principally over 40 years.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Effective at the beginning of the 1993 fiscal year, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the Corporation to recognize postretirement benefits on the accrual basis. The adoption of SFAS No. 106 resulted in a net charge for the cumulative effect of the accounting change of $9,177, or $2.13 per common share (see Note 8).

MINORITY INTEREST IN SUBSIDIARY

     The minority interest in subsidiary included in the Corporation's balance sheet reflects the Series A preferred stock of Eli Witt issued in connection with the 1993 acquisition of Certified Grocers of Florida, Inc. (see Note 1). The Series A preferred stock was recorded at its estimated fair market value at the time of issuance and is being accreted to its face value under the interest method over approximately six years.

INCOME TAXES

     The Corporation uses the liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes."

EARNINGS PER SHARE

     Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding considering the dilutive effect of outstanding stock options.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure About Fair Values of Financial Instruments," requires disclosure of the fair value of certain financial instruments. For cash equivalents, accounts receivable, accounts payable and accrued liabilities, the amounts included in the financial statements reflect their fair value because of the short-term maturity of these instruments. The fair value of the Corporation's debt instruments is discussed in Note 4.


- -------------------------------------------------------------------------------
                                       10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1 -- ACQUISITIONS
CERTIFIED GROCERS ACQUISITION

     On February 19, 1993, pursuant to an Agreement and Plan of Merger (the "Agreement") dated November 3, 1992, Culbro Corporation's (the "Corporation") subsidiary in the wholesale distribution business, The Eli Witt Company ("Eli Witt") acquired Certified Grocers of Florida, Inc. ("Certified Grocers"), an independent full service grocery wholesale distribution company which serviced retail outlets in Florida and Georgia. Originally a cooperative, Certified Grocers was a retailer-owned grocery wholesaler that operated from a 700,000 square foot warehouse facility in Ocala, Florida. The acquisition was accounted for as a purchase and the Corporation's results subsequent to the acquisition date include the results of Certified Grocers. Approximately $1.8 million of goodwill from the acquisition was recorded, representing the excess of the fair value of Eli Witt's Series A preferred stock issued and other costs and expenses of the acquisition over the fair value of the net assets acquired. The goodwill is being amortized over twenty-five years.

     Under the terms of the Agreement, each share of Certified Grocers' common stock was converted into one share of newly issued nonvoting Eli Witt Series A preferred stock. The Series A preferred stock was recorded at its estimated fair value of $9.3 million when it was issued and is being accreted to its stated value of $15.8 million using the interest method. Dividends on the Series A preferred stock are cumulative, and are payable quarterly beginning in May, 1997. The dividend rate is 4% per annum of the stated value for the first year, 8% per annum of the stated value for the second year and thereafter adjusts quarterly to 2% above the interest rate on seven year U.S. Treasury Notes. The adjustable dividend rate may not be less than 7% per annum nor more than 12% per annum. Payment of dividends on the Series A preferred stock may be offset against certain contingent liabilities if they are actually incurred, or reduced if default conditions under supply agreements (see below) arise. The Series A preferred stock is redeemable at the option of Eli Witt, in whole or in part, at any time at the stated value plus accrued and unpaid dividends. A redemption of not less than $10 million of the Series A preferred stock will be required if the Corporation's ownership in Eli Witt falls below 50% or other prohibited transactions, as defined, occur.

     Former Certified Grocers shareholders who entered into supply agreements with Eli Witt, in which they agreed to purchase minimum quantities of merchandise from Eli Witt for a three-year period commencing with the acquisition, received 300,000 shares of Class C common stock, which represented 15% of the issued and outstanding common stock of Eli Witt after the acquisition. Accordingly, the Corporation's ownership of Eli Witt's common stock was reduced to 85%. Holders of Class C common stock are entitled, voting as a separate class, to elect two members of the Board of Directors of Eli Witt.

     As a result of this acquisition, Eli Witt is being financed separately from the Corporation and its other subsidiaries; therefore, Eli Witt's cash flow is no longer available to the Corporation and its other subsidiaries. Eli Witt obtained a $125 million Credit Agreement to finance its business (see Note 4). In connection with the acquisition, Eli Witt repaid its intercompany debt to the Corporation and also paid the Corporation a cash dividend. These payments totaled $87.7 million. The dividend amount was equal to Eli Witt's consolidated book value, as defined, at the acquisition date less $25 million. The Corporation used the proceeds from these payments to reduce existing debt, including a $12.5 million prepayment on its 9.7% Senior Notes, and to repurchase all previously sold yet uncollected receivables under its accounts receivable sales agreement. Eli Witt used the initial proceeds from its new credit facility to make these payments and refinance Certified's debt of approximately $24.3 million that was assumed in the acquisition. The Corporation also holds a $10 million mortgage on a warehouse previously owned by Certified Grocers.
The mortgage will be repaid upon receipt of a mortgage from a third-party lender.

     In connection with the acquisition, Eli Witt also declared a special dividend to the Corporation in the form of its Series B preferred stock, with a stated value of $15 million. Dividends on the Series B preferred stock are cumulative, and accrue from the acquisition date at the rate of 10% per annum of the stated value. There were no dividend payments from Eli Witt to the Corporation in 1993. The Series B preferred stock is subject to mandatory redemption five years and six months after the acquisition date at a price equal to the stated value plus accrued dividends. The holders of Series B preferred stock are entitled to vote, as a class, on all matters on which holders of common stock (other than holders of Class C common stock) have the right to vote.


- -------------------------------------------------------------------------------
                                       11

     Unaudited pro forma condensed consolidated results of operations of the Corporation, assuming the acquisition of Certified Grocers by Eli Witt had occurred at the beginning of the 1993 and 1992 fiscal years, are as follows:


                                                   1993                1992
- -----------------------------------------------------------------------------

Net sales and
   other revenue                             $1,429,426          $1,458,271
Loss before
   cumulative effect
   of accounting change                       $    (262)          $  (3,991)
Loss per common share
   before cumulative effect
   of accounting change                       $   (0.28)          $   (1.14)


     This unaudited pro forma information has been presented for comparative purposes only and may not necessarily reflect the combined results of operations had the acquisition actually taken place at the beginning of the respective years.

PENDING ACQUISITION

     On November 24, 1993, the Corporation and Eli Witt entered into a letter of intent to purchase the net assets of the southern divisions of NCC L.P. ("NCC"), a limited partnership engaged in the wholesale distribution business. Estimated annual revenue of NCC's southern divisions is approximately $600 million. As proposed, Eli Witt would acquire the net assets of NCC's southern divisions in exchange for 35% of the outstanding common stock of Eli Witt after completion of this transaction. Concurrent with the acquisition, a partner of NCC will purchase, for $12 million, newly issued preferred stock of Culbro with a face value of $15 million, exchangeable into the Series B preferred stock of Eli Witt currently held by the Corporation. In connection with the foregoing, the NCC partner will also purchase, at face value, $3 million of newly issued convertible subordinated notes of Eli Witt. If this transaction is completed as presently structured, the Corporation's ownership in Eli Witt's common equity would be reduced to approximately 53%. This proposed transaction is subject to completion of a definitive agreement, financing arrangements, and the delivery of certain amounts of net assets by Eli Witt and NCC at closing.

NOTE 2 -- BUSINESS DISPOSITION

     In 1991, the Corporation sold its injection molded plastics business, Moll Tool & Plastics Corporation ("Moll Tool"), to a limited partnership ("Moll PlastiCrafters") formed by the consolidation of the Moll Tool business and a smaller injection molded plastics business. A $3.3 million pretax loss on the sale was reflected in the Corporation's 1991 consolidated statement of operations. Proceeds from the sale included cash, notes receivable of $6 million, a 25% interest in Moll PlastiCrafters, and assumption of $6.7 million of capital lease obligations by Moll PlastiCrafters (see Note 13).

     On December 17, 1992, the Corporation completed a Take-out Agreement with Moll PlastiCrafters, whereby the Corporation received cash of approximately $5 million and a note for $750 for the outstanding notes receivable. As part of the agreement, the Corporation relinquished its 25% equity interest in Moll PlastiCrafters. A loss of $897 on the relinquishment of the Corporation's equity investment was included in the Corporation's 1992 consolidated statement of operations.

NOTE 3 -- SALES OF ACCOUNTS RECEIVABLE

     In 1991, the Corporation entered into a three-year agreement with a major bank to sell, without recourse, up to $35 million of undivided fractional interests in a designated pool of receivables of the Corporation's consumer products businesses. As receivables were collected, new receivables were sold to replace them. The Corporation paid certain fees at the time of each sale. As a result of the acquisition of Certified Grocers and the separate financing obtained by Eli Witt, the agreement to sell accounts receivable was terminated and all previously sold yet uncollected accounts receivable were repurchased by the Corporation.

NOTE 4 -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS
     Long-term debt includes:


                                                    NOV. 27,       Nov. 28,
                                                        1993           1992
- -----------------------------------------------------------------------------
Culbro Corporation Credit
   Agreement                                        $ 69,000       $ 90,000
The Eli Witt Company Credit
   Agreement                                          70,850             --
Senior Notes, 9.7%, due
   serially through 1998                              34,491         47,500
Obligations under capital leases                       6,305          7,429
Other, principally mortgages                           9,278          6,977
                                                    -----------------------
                                                     189,924        151,906
Less: Due within one year                             14,519          6,228
                                                    -----------------------
Total long-term debt                                $175,405       $145,678
                                                    -----------------------
                                                    -----------------------



- -------------------------------------------------------------------------------
                                       12

     The annual payment requirements under the terms of all the above loans, excluding the Culbro Corporation Credit Agreement ("Culbro Credit Agreement"), the revolving loans under The Eli Witt Company Credit Agreement ("Eli Witt Credit Agreement") and capital leases, for the years 1994 through 1998 are $12,852, $11,724, $16,095, $15,796 and $10,730, respectively.

     During 1992, prior to the separate financing of Eli Witt, the Corporation obtained additional temporary short-term credit facilities to enable Eli Witt to purchase additional cigarette inventories to take advantage of profit opportunities in connection with manufacturers' quarterly purchase incentive programs. These additional facilities included a $65 million facility obtained on June 30, 1992, which was repaid August 27, 1992 and a $40 million facility obtained on September 30, 1992, which was repaid February 1, 1993. The $40 million was included in notes payable on the Corporation's balance sheet at November 28, 1992.

     On February 19, 1993, in connection with the acquisition of Certified Grocers (see Note 1), Eli Witt entered into a $125 million Credit Agreement with a syndicate of banks. The agreement is secured by inventories and accounts receivable and provides Eli Witt with committed financing through February 1998 at market rates, principally LIBOR plus a margin of 2 3/4%. The Eli Witt Credit Agreement, which is nonrecourse to the Corporation, includes a $30 million term loan, a $45 million revolving credit facility for working capital and general business purposes, and a $50 million revolving credit facility for the purchase of excess cigarette inventories in connection with manufacturers' purchase incentive programs and price increases. In lieu of compensating balance requirements, Eli Witt pays a commitment fee of 1/2 of 1% per annum on the unused available balance of the revolving credit facilities. The Eli Witt Credit Agreement prohibits payment of dividends on its common stock, places limitations on indebtedness, capital expenditures and significant asset sales, as defined, and requires Eli Witt to maintain a minimum fixed charge coverage, net worth and working capital. The Eli Witt Credit Agreement requires proceeds from substantial asset sales not in the ordinary course of business to be used to reduce the commitments under the agreement. Additionally, Eli Witt's cash flow is no longer available to the Corporation and its other subsidiaries.

     Concurrent with the acquisition of Certified Grocers and the related financing obtained by Eli Witt, the Corporation's $90 million Credit Agreement was replaced with an $80 million Credit Agreement. The new Culbro Credit Agreement terminates in June 1996 (the commitment will be reduced to $75 million in June 1994 and to $65 million in September 1995) and provides committed financing at market rates, principally LIBOR plus a margin of 1 1/2 %. In lieu of compensating balance requirements, the Corporation pays a commitment fee of 1/2 of 1% per annum on the unused available balance. The Culbro Credit Agreement is collateralized by the stock of the Corporation's operating subsidiaries and includes limitations on indebtedness, capital expenditures, investments and other significant transactions, as defined. Proceeds from significant asset sales not in the ordinary course of business are required to be used to reduce commitments under the Culbro Credit Agreement and the Corporation's 9.7% Senior Notes. The Culbro Credit Agreement permits dividends to be paid subsequent to 1994, provided the Corporation's results exceed certain requirements, as defined.

     In March 1993, the Corporation and Eli Witt entered into interest rate swap agreements with major banks as a hedge against interest rate exposure on variable rate debt. The Corporation entered into an interest rate swap agreement which effectively converted $30 million of variable rate debt under the Culbro Credit Agreement into fixed rate debt at 6.24% for three years. The Corporation also entered into an interest rate swap agreement to convert an additional $20 million of variable rate debt under the Culbro Credit Agreement to fixed rate debt at 6.39% for two years. This agree-ment replaced a $20 million interest rate swap agreement which expired in September 1993. Eli Witt entered into several interest rate swap agreements which range from two to three years, and converted a total of $60 million of variable rate debt under the Eli Witt Credit Agreement to fixed rate debt at an average rate of 7.25%. Management believes that risk of loss due to the nonperformance by the counter parties of the swap agreements is minimal.

     In January 1994, the Corporation obtained a $5 million mortgage on certain equipment. The proceeds were used to reduce the amount outstanding under the Corporation's Credit Agreement. The mortgage bears interest at 7.25% per annum and has a term of 10 years, with a balloon payment of $1.2 million due at termination.

     Management believes that the overall value of debt as stated on its November 27, 1993 balance sheet approximates its fair market value. Based on the estimated fair market value of the interest rate swap agreements in effect at November 27, 1993, the Corporation and Eli Witt would be required to pay a total of $1.1 million to terminate such agreements.

NOTE 5 -- SHAREHOLDERS' EQUITY

EMPLOYEES STOCK OPTION PLANS

     The 1992 Stock Plan (the "1992 Plan") and the 1991 Employees Incentive Stock Option Plan (the "1991 Plan") for officers and key employees, made available 300,000 and 210,000 shares of common stock, respectively, for purchase at prices equal to the fair market value at date of grant. The options outstanding under these plans may be exercised as Incentive Stock Options, which under current tax laws do not provide any tax deduction to the Corporation. Options may be


- -------------------------------------------------------------------------------
                                       13
exercised over a period ending not later than eight years from the date of grant. The exercise period for each grant is determined by the Corporation's Compensation Committee. The 1983 Employees Incentive Stock Option Plan (the
"1983 Plan") expired in 1993.

     At November 27, 1993, a total of 220,100 shares under the 1992 Plan were available for future grant. There are no shares available for future grant under the 1991 Plan. Of the options outstanding at November 27, 1993, a total of 146,400 may be exercised as stock appreciation rights. The options granted under the 1992 and 1991 Plans are not exercisable until three years from the date of grant. Transactions under the 1992, 1991 and 1983 Plans are summarized as follows:


                                                           NUMBER
                                                         OF SHARES
- ------------------------------------------------------------------
Options outstanding at Dec. 1, 1990                       117,972
Granted during 1991                                       108,900
Expired and canceled                                      (41,298)
                                                          -------
Options outstanding at Nov. 30, 1991                      185,574
Granted during 1992                                        80,900
Expired and canceled                                      (36,466)
                                                          -------
Options outstanding at Nov. 28, 1992                      230,008
Granted during 1993                                        79,900
Expired and canceled                                      (29,208)
                                                          -------
Options outstanding at Nov. 27, 1993                      280,700
                                                          -------
                                                          -------
Option prices range between:                               $14.00
                                                             and
                                                           $27.00
Options exercisable:
November 30, 1991                                          39,574
November 28, 1992                                          18,708
November 27, 1993                                          30,700
Expiration date of the 1991 Plan                             2001
Expiration date of the 1992 Plan                             2002
Number of option holders at Nov. 27, 1993                      15

NONEMPLOYEE DIRECTORS STOCK OPTION PLAN

     The 1992 Stock Option Plan for Nonemployee Directors made available 45,000 shares of common stock for purchase at prices equal to the fair market value at date of grant. Options canceled become available for future grant. In 1993, the total of 14,000 options granted to nonemployee directors at a price of $16.69 per share are not exercisable until three years from the date of grant. Accordingly, 31,000 shares remained available for future grant at November 27, 1993. Options may be exercised over a period ending not later than eight years from the date of grant. The options outstanding will be exercised as Incentive Stock Options. None of the options outstanding at November 27, 1993 may be exercised as stock appreciation rights.

PREFERRED STOCK

     The Corporation has 1,000,000 authorized but unissued shares of preferred stock, par value $1.

NOTE 6 -- LEASE COMMITMENTS

     The Corporation and its subsidiaries have noncancellable leases relating principally to manufacturing facilities and distribution equipment.

CAPITAL LEASES

     Future minimum lease payments under capital leases and the present value of such payments as of November 27, 1993 were:
- -------------------------------------------------------------------------------



1994                                                       $2,200
1995                                                        1,775
1996                                                        1,246
1997                                                          683
1998                                                          475
Later years                                                   984
                                                            -----
Total minimum lease payments                                7,363
Less: Amounts representing interest                         1,058
                                                            -----
Present value of minimum lease
   payments (a)                                            $6,305
                                                            -----
                                                            -----


(A) INCLUDED ON THE BALANCE SHEET AS CURRENT LIABILITIES ARE $1,667 (1992 - $1,899) AND AS LONG-TERM DEBT $4,638 (1992 - $5,530) (SEE NOTE 4).


     The present value of future minimum payments under capital leases of Eli Witt was $1,946 at November 27, 1993.

     At November 27, 1993, property and equipment included capital leases amounting to $7,114 (1992 - $8,070), net of accumulated depreciation of $10,032 (1992 - $9,591). Depreciation expense relating to capital leases was $1,906 in 1993 (1992 - $2,273; 1991 - $2,831).

OPERATING LEASES

     Future minimum rental payments under noncancellable leases as of November 27, 1993 were:
- -------------------------------------------------------------------------------


1994                                                      $ 3,470
1995                                                        2,686
1996                                                        1,898
1997                                                        1,446
1998                                                        1,176
Later years                                                 5,608
                                                           ------
Total minimum lease payments                              $16,284
                                                           ------
                                                           ------

     Future minimum rental payments under non-cancellable operating leases of Eli Witt was $15,408 as of November 27, 1993.

     Total rental expenses for all operating leases in 1993 was $4,042 (1992 - $2,893; 1991 - $2,967).




- -------------------------------------------------------------------------------
                                       14

NOTE 7 -- PENSION PLANS

     The Corporation and its Eli Witt subsidiary have noncontributory defined benefit pension plans covering certain employees. The plans provide benefits based on employees' years of service and compensation. Contributions to the plans are made in accordance with the provisions of the Employee Retirement Income Security Act.

     In 1992, in connection with the anticipated acquisition of Certified Grocers, management curtailed benefits under the Eli Witt Pension Plan. Accordingly, a charge of $1,415 was included in the restructuring charge related to Eli Witt in the Corporation's 1992 consolidated statement of operations. Pension expense included in the consolidated results of operations was as follows:


                                              1993          1992          1991
- -------------------------------------------------------------------------------
Service costs -- benefits
 earned during the year                     $1,182        $1,492        $1,499
Interest on projected
 benefit obligations                         5,029         5,110         5,552
                                            ----------------------------------
Total benefit expense                        6,211         6,602         7,051
                                            ----------------------------------
Actual return on
 pension plans' assets                      (9,603)      (12,911)      (10,331)
Difference from expected
  long-term return                           4,915         8,320         5,303
                                            ----------------------------------
Net return                                  (4,688)       (4,591)       (5,028)
                                            ----------------------------------
Amortization of net
 pension obligation at
 adoption of SFAS No. 87                        50           235           245
Other                                           30            42            53
                                            ----------------------------------
Net pension expense                         $1,603        $2,288        $2,321
                                            ----------------------------------
                                            ----------------------------------

     At November 27, 1993 and November 28, 1992, the status of the plans was as follows:


                                                            1993          1992
- -------------------------------------------------------------------------------
Present value of benefits earned
   by participants, including vested
   benefits of $66,836 and $63,676
   at Nov. 27, 1993 and Nov. 28,
   1992, respectively                                    $67,751       $64,634
                                                         ---------------------
                                                         ---------------------
Plan assets at fair value,
   primarily equities and insurance
   contracts                                             $70,459       $66,055
Present value of projected
   benefit obligations                                    70,069        66,611
                                                         ---------------------
Plan assets in excess of (less than)
   projected benefit obligations                             390          (556)
Amount included on balance
   sheet                                                  10,656         9,293
                                                         ---------------------
Unrecognized net asset                                   $11,046      $  8,737
                                                         ---------------------
                                                         ---------------------
Unrecognized net asset includes:
Net gain from experience
   differences and assumption
   changes                                               $11,385      $  9,127
Net pension obligation at
   adoption of SFAS No. 87                              $   (339)     $   (390)
                                                         ---------------------
                                                         ---------------------

     Discount rates of 7.5% and 8% were used to compute the present value of pension benefits at November 27, 1993, and November 28, 1992, respectively. A 5% rate of increase in future compensation levels was used to estimate the projected pension obligations at both November 27, 1993, and November 28, 1992. The expected rate of return on pension plan assets in 1993, 1992 and 1991 was estimated at 9% representing the average long-term rate expected from investment of the plans' assets.

NOTE 8 -- OTHER POSTRETIREMENT BENEFITS

     The Corporation provides health and life insurance benefits to certain retired employees. Effective at the beginning of the 1993 fiscal year, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement required the Corporation to record a liability for the present value of its unfunded accumulated postretirement benefit obligation and recognize postretirement benefits on the accrual basis. Previously, the Corporation expensed the cost of these benefits when paid. The Corporation elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits and record its accumulated liability, measured as of the beginning of the current fiscal year. A net charge of $9.2 million ($2.13 per share) reflecting the accrued postretirement benefit obligation of $14.8 million, net of a deferred tax benefit of $5.6 million, was recorded in the Corporation's 1993 statement of operations. The effect of adopting SFAS No. 106 on 1993 operating profit was not material. The components of the 1993 expense for such nonpension postretirement benefits were as follows:


Service cost -- benefits earned during
 the year                                                       $  196
Interest cost on accumulated
 postretirement benefit obligation                               1,067
                                                                ------
Total expense                                                   $1,263
                                                                ------
                                                                ------


     Nonpension postretirement benefits expense, recorded on a cash basis, were $1,100 and $1,300 in 1992 and 1991, respectively.

     At November 27, 1993 the actuarial and recorded liabilities for such postretirement benefits, none of which have been funded, were as follows:

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:


Retirees                                                       $10,382
Fully eligible active plan participants                          2,836
Other active participants                                        1,330
                                                               -------
Liability for other postretirement
   benefits                                                    $14,548
                                                               -------
                                                               -------


- -------------------------------------------------------------------------------
                                       15

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.5%. Because the Corporation's obligation for medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost.

     The adoption of SFAS No. 106 did not have an adverse effect on the Corporation's cash flow because the Corporation continues funding the cost of postretirement benefits as paid.

NOTE 9 -- INCOME TAXES

     The provision for income taxes is summarized as follows:



                                              1993          1992          1991
- -------------------------------------------------------------------------------
Current:
Federal                                     $   54         $(631)       $1,540
State and local                                715           650         1,445
Deferred,
principally federal                          1,108           652          (251)
                                             ---------------------------------
                                            $1,877         $ 671        $2,734
                                             ---------------------------------
                                             ---------------------------------

     Income before income taxes in 1993, 1992 and 1991 was substantially from domestic U.S. operations.

     The reasons for the differences between the United States statutory income tax rate and the effective rates are shown in the following table:



                                              1993          1992          1991
- -------------------------------------------------------------------------------
Tax expense at statutory
 rates                                      $1,225          $863        $2,009
State and local income
 taxes                                         670           429           954
Refund of prior years'
 income taxes and
 liability adjustments                        (300)         (653)         (850)
Foreign subsidiaries                           184            80           727
Other                                           98           (48)         (106)
                                             ---------------------------------
                                            $1,877          $671        $2,734
                                             ---------------------------------
                                             ---------------------------------


     Net operating loss carryforwards of $5,797 are available to offset future taxable income through
2007. In addition, preacquisition net operating loss carryforwards totaling $11,599, which expire substantially in 2006, are available to offset future taxable income of the related subsidiaries.

     The significant components of the net deferred tax liabilities are as follows:


                                                            1993          1992
- -------------------------------------------------------------------------------
Fixed assets                                             $13,770       $11,315
LIFO inventory                                             7,687        10,360
Postretirement benefit
 obligation                                               (5,627)           --
Pension                                                   (3,984)       (3,683)
Net operating loss
 carryforwards                                            (6,510)       (3,736)
Other                                                        143        (2,165)
                                                          --------------------
                                                         $ 5,479       $12,091
                                                          --------------------
                                                          --------------------

NOTE 10 -- SUPPLEMENTAL FINANCIAL
     STATEMENT INFORMATION

NET SALES AND OTHER REVENUE

     Excise taxes paid on cigar and cigarette sales in 1993 amounted to $135,028 (1992 - $104,414; 1991 - $106,363) and are included in net sales and other revenue and cost of goods sold.

OTHER EXPENSE, NET

     Other expense, net, in the 1992 consolidated statement of operations reflected $1,040 to relocate the headquarters of the Corporation's subsidiary, General Cigar Co., Inc. from New York to a building in the Corporation's office complex north of Hartford. Also included in 1992 was other income of $918 that represented the proceeds from the favorable settlement of a litigation matter to recover certain expenses in connection with the 1988 acquisition of Gilbreth International.

     Other expense in the 1991 consolidated statement of operations reflected the settlement of certain lease obligations of a former subsidiary in the wholesale distribution business.

EQUITY IN NET LOSS OF INVESTEES

     The Corporation's equity in net loss of investees in the 1993 and 1991 consolidated statement of operations related to the Corporation's investment in Centaur Communications Limited ("Centaur").

     Equity in net loss of investees in the 1992 consolidated statement of operations reflected an equity loss of $897 on the Corporation's Take-out Agreement with Moll PlastiCrafters (see Note 2) and equity income from a gain recognized on the sale of shares by Centaur which more than offset the Corporation's equity in Centaur's loss.


- -------------------------------------------------------------------------------
                                       16

INVENTORIES

     Inventories consist of:

                                                        NOV. 27,      Nov. 28,
                                                            1993          1992
- -------------------------------------------------------------------------------
Raw materials and supplies                             $  34,232     $  36,955
Work-in-process                                           15,213        12,984
Finished goods                                            78,771       115,307
                                                         ---------------------
                                                        $128,216      $165,246
                                                         ---------------------
                                                         ---------------------

     The cost of Eli Witt's inventories at LIFO was $52,674 and $86,029 at November 27, 1993 and November 28, 1992, respectively. On a FIFO basis, the cost of the inventories would have been $65,975 and $101,420, respectively. Cost of sales on a FIFO basis would have been higher by $2,090 in 1993 and lower by $1,725 in 1992.

     At November 28, 1993, the current cost of Eli Witt's cigarette inventory was lower than the cost at the previous year end and quantities were less than at the end of the previous year, which resulted in a reduction in costs and the liquidation of LIFO inventory quantities. The effect in 1993 was to increase pretax income by $2,090. At November 30, 1991 cigarette inventory quantities were also lower than the previous year, resulting in the liquidation of LIFO inventory carried at lower cost. The effect was to increase 1991 pretax income by $17,045. The aforementioned supplemental information is presented for comparative purposes.

PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                        NOV. 27,      Nov. 28,
                                                            1993          1992
- -------------------------------------------------------------------------------

Land                                                   $  13,453     $  11,783
Buildings                                                 84,340        69,469
Machinery and equipment                                   82,372        77,025
Accumulated depreciation                                 (65,267)      (58,768)
                                                         ---------------------
                                                        $114,898     $  99,509
                                                         ---------------------
                                                         ---------------------

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities include trade payables of $40,785 (1992 - $28,822) and various accrued liabilities totaling $36,119 (1992 - $33,594).

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the year for:


                                              1993          1992          1991
- -------------------------------------------------------------------------------
Interest, net of
   amounts capitalized                     $14,067       $11,184       $14,723
                                            ----------------------------------
                                            ----------------------------------
Income taxes, net                          $ 1,647       $ 1,577       $ 2,931
                                            ----------------------------------
                                            ----------------------------------



- -------------------------------------------------------------------------------
                                       17

NOTE 11 -- INDUSTRY SEGMENT INFORMATION

                                              1993          1992          1991
- -------------------------------------------------------------------------------

NET SALES AND OTHER REVENUE
Consumer Products                       $1,271,837    $1,059,796    $  996,319
Industrial Products                         46,896        41,808        60,014
Real Estate                                 11,669        12,977        17,308
Nursery Products                            34,174        34,141        30,631
                                         -------------------------------------
                                        $1,364,576    $1,148,722    $1,104,272
                                         -------------------------------------
                                         -------------------------------------
OPERATING PROFIT (see Note 2 below)
Consumer Products                       $   18,555    $   18,358    $   35,736
Industrial Products                          4,931         3,647        (2,924)
Real Estate                                  2,092         2,219         2,766
Nursery Products                               348           446        (1,530)
                                         -------------------------------------
Industry segment totals                     25,926        24,670        34,048
Equity in net loss of investees                290           882         1,940
General corporate expense                    7,147         8,807         9,864
Interest expense, net                       14,411        10,405        15,271
Fees on sales of accounts receivable           476         2,037         1,063
                                         -------------------------------------
Income before income taxes              $    3,602    $    2,539    $    5,910
                                         -------------------------------------
                                         -------------------------------------
IDENTIFIABLE ASSETS
Consumer Products                       $  229,400    $  204,251    $  129,007
Industrial Products                         50,017        52,626        54,248
Real Estate                                 75,682        76,309        75,976
Nursery Products                            41,474        39,749        43,610
                                         -------------------------------------
Industry segment totals                    396,573       372,935       302,841
General corporate                           27,086        30,713        40,182
                                         -------------------------------------
                                        $  423,659    $  403,648    $  343,023
                                         -------------------------------------
                                         -------------------------------------



                                                            CAPITAL EXPENDITURES                DEPRECIATION AND AMORTIZATION
                                            ----------------------------------------------------------------------------------
                                              1993           1992           1991           1993           1992           1991
                                            ----------------------------------------------------------------------------------
Consumer Products                           $5,698        $ 7,100         $4,211       $  6,994       $  5,450       $  5,605
Industrial Products                          1,127            902          1,000          2,745          2,660          3,415
Real Estate                                    591          2,207            607          1,082          1,129          1,149
Nursery Products                               822            437          2,209            949          1,273          1,180
                                            ----------------------------------------------------------------------------------
Industry segment totals                      8,238         10,646          8,027         11,770         10,512         11,349
General corporate                               37             20             11            850            856            880
                                            ----------------------------------------------------------------------------------
                                            $8,275        $10,666         $8,038        $12,620        $11,368        $12,229
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------

NOTES:  1)   THE CORPORATE PROFILE ON THE INSIDE FRONT COVER DESCRIBES THE
             PRINCIPAL TYPES OF PRODUCTS AND SERVICES OF EACH INDUSTRY SEGMENT.

        2) OPERATING PROFIT IN 1992 INCLUDES $3.5 MILLION FOR A RESTRUCTURING CHARGE IN CONNECTION WITH THE ACQUISITION OF CERTIFIED GROCERS BY ELI WITT AND OTHER EXPENSE OF APPROXIMATELY $1 MILLION FOR THE HEADQUARTERS RELOCATION IN THE CONSUMER PRODUCTS SEGMENT. 1992 OPERATING PROFIT IN THE INDUSTRIAL PRODUCTS SEGMENT INCLUDES OTHER INCOME OF APPROXIMATELY $0.9 MILLION FOR THE FAVORABLE SETTLEMENT OF A LITIGATION MATTER. OPERATING PROFIT IN 1991 INCLUDES $3.3 MILLION FOR THE LOSS ON SALE OF A BUSINESS IN THE INDUSTRIAL PRODUCTS SEGMENT.

        3) REVENUE, OPERATING PROFIT AND ASSETS OF OPERATIONS OUTSIDE THE U.S. AND EXPORT SALES ARE NOT MATERIAL.

        4) CAPITAL EXPENDITURES AND DEPRECIATION AND AMORTIZATION INCLUDE AMOUNTS RELATING TO CAPITAL LEASES.


- -------------------------------------------------------------------------------
                                       18

NOTE 12 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
        Summarized quarterly financial data are presented below.


1993 QUARTERS                                  1ST            2ND            3RD            4TH          TOTAL
- --------------------------------------------------------------------------------------------------------------

Net sales and other revenue               $286,655       $389,602       $357,919       $330,400     $1,364,576
Gross profit                                28,092         39,249         39,688         37,805        144,834
Income (loss) before cumulative
 effect of accounting change                (1,655)         1,772            849            759          1,725
Net (loss) income                          (10,832)         1,772            849            759         (7,452)
Income (loss) per common share before
 cumulative effect of accounting change      (0.38)          0.36           0.14           0.12           0.24
Net (loss) income per common share           (2.51)          0.36           0.14           0.12          (1.89)
                                          --------------------------------------------------------------------
                                          --------------------------------------------------------------------

1992 QUARTERS                                  1ST            2ND            3RD            4TH          TOTAL
- --------------------------------------------------------------------------------------------------------------
Net sales and other revenue               $262,113       $299,198       $292,154       $295,257     $1,148,722
Gross profit                                29,164         34,412         32,859         31,679        128,114
Net income (loss)                             (846)         2,321          1,291           (898)         1,868
Net income (loss) per common share           (0.20)          0.54           0.30          (0.21)          0.43
                                          --------------------------------------------------------------------
                                          --------------------------------------------------------------------



     At November 27, 1993, the effect of manufacturers' price reductions on cigarettes, valued on LIFO, and lower quantities of cigarette inventories on hand than at the end of the previous year, resulted in lower cost of sales of approximately $2.1 million, of which approximately $1.4 million was reflected in the fourth quarter.

     The net loss and net loss per common share in the 1993 first quarter have been restated to reflect the adoption of SFAS No. 106 "Employees' Accounting for Postretirement Benefits Other Than Pensions" effective at the beginning of fiscal 1993.

     The 1992 fourth quarter includes the restructuring charge of $3.5 million related to the acquisition of Certified Grocers (see Note 1) and a charge of $897 for the relinquishment of the Corporation's 25% equity investment in Moll PlastiCrafters as a result of the December 17, 1992 Take-out Agreement with Moll PlastiCrafters (see Note 2).

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     In connection with the sale of Moll Tool in 1991, the Corporation remains liable on certain capital lease obligations of approximately $5.6 million assumed by the purchaser of Moll Tool. The leases are collateralized by certain machinery and a manufacturing facility.

     Patent litigation involving the Corporation's subsidiary, Trine Manufacturing Company ("Trine"), in the labeling machinery business, was favorably settled in 1993. Trine and the previous owner of the Trine business continue as defendants in an action by a customer of Trine for indemnification resulting from its own settlement of a related patent action. While it is impossible to predict the outcome of this indemnification action and any similar actions which may be filed, management believes that the outcome of this action and any similar such actions will not have a material adverse effect upon the financial condition of the Corporation.


- -------------------------------------------------------------------------------
                                       19

REPORT OF MANAGEMENT

     Management is responsible for the accompanying consolidated financial statements, which are prepared in accordance with generally accepted accounting principles. In management's opinion, the consolidated financial statements present fairly the Corporation's financial position, results of operations and cash flows.

     The Corporation maintains a system of internal accounting procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with proper authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. The Corporation's internal auditors continually evaluate the adequacy and effectiveness of this system of controls.

     The Audit Committee of the Board of Directors is comprised solely of outside directors and is responsible for overseeing and monitoring the quality of the Corporation's accounting and auditing practices. The Audit Committee meets regularly with management, the internal auditors and the independent accountants to discuss audit activities, internal controls and financial reporting matters. The internal auditors and the independent accountants have full and free access to the Audit Committee.

     To foster the conduct of its business in accordance with the highest ethical standards, the Corporation annually disseminates ethical guidelines, the compliance with which is monitored by senior management and the Audit Committee.

     The appointment of Price Waterhouse as the Corporation's independent accountants was recommended and approved by the Audit Committee and the Board of Directors, and was approved by the shareholders. Their Report is based on an examination conducted in accordance with generally accepted auditing standards, including a review of internal accounting controls and tests of accounting procedures and records.



/s/ Edgar M. Cullman
Edgar M. Cullman
CHAIRMAN AND CHIEF EXECUTIVE OFFICER



/s/ Jay M. Green
Jay M. Green
EXECUTIVE VICE PRESIDENT -- CHIEF FINANCIAL OFFICER AND TREASURER


- -------------------------------------------------------------------------------
                                       20

REPORT OF INDEPENDENT ACCOUNTANTS

PRICE WATERHOUSE [Logo]

To the Shareholders and Directors of Culbro Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained earnings, of cash flows and of changes in common stock and capital in excess of par value present fairly, in all material respects, the financial position of Culbro Corporation and its subsidiaries at November 27, 1993, and November 28, 1992, and the results of their operations and their cash flows for the fiscal years ended November 27, 1993, November 28, 1992 and November 30, 1991, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Culbro Corporation; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 8 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993.




/s/ Price Waterhouse
New York, New York
February 21, 1994



- -------------------------------------------------------------------------------
                                       21

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                            ________________________


                                    FORM 10-K


                            ________________________


                     FOR FISCAL YEAR ENDED NOVEMBER 27, 1993




                 ITEMS 8 and 14 - INDEX TO FINANCIAL STATEMENTS
                          AND ADDITIONAL FINANCIAL DATA



                            ________________________



                               CULBRO CORPORATION



                ________________________________________________

                   CULBRO CORPORATION AND SUBSIDIARY COMPANIES

           Index to Financial Statements and Additional Financial Data


          The financial statements together with the report thereon of Price Waterhouse dated February 21, 1994, appearing on Pages 7 to 19 of the accompanying 1993 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information, and such other information specifically incorporated by reference herein, the 1993 Annual Report to Shareholders is not to be deemed filed or incorporated by reference as part of this report.

          The following additional financial data should be read in conjunction with the financial statements in such 1993 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                                                                 PAGE
                                                                 ----

     Report of Independent Accountants on Financial
      Statement Schedules and Consent of Independent
      Accountants                                                C-1

     Schedules:

        V -     Property and Equipment                            S-1

        VI -    Accumulated Depreciation and
                Amortization of Property and Equipment            S-2

        VIII -  Valuation and Qualifying Accounts
                and Reserves                                      S-3

        XI -    Real Estate and Accumulated Depreciation        S-4/S-5


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


TO THE BOARD OF DIRECTORS OF CULBRO CORPORATION



     Our audits of the consolidated financial statements referred to in our report dated February 21, 1994 appearing on page 21 of the 1993 Annual Report to Shareholders of Culbro Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


 /s/ PRICE WATERHOUSE

 New York, New York
 February 21, 1994




                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2 - 94202) of Culbro Corporation of our report dated February 21, 1994 appearing on page 21 of the 1993 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.


/s/ PRICE WATERHOUSE

New York, New York
March 10, 1994



                                             CULBRO CORPORATION AND SUBSIDIARY COMPANIES
                                                SCHEDULE V - PROPERTY AND EQUIPMENT
                                                -----------------------------------
                                                        (DOLLARS IN THOUSANDS)


                                    BALANCE AT        ADDITIONS                       OTHER CHANGES       BALANCE AT
DESCRIPTION                     BEGINNING OF PERIOD    AT COST       RETIREMENTS      ADD (DEDUCT)       END OF PERIOD
- -----------                     -------------------    -------       -----------      ------------       -------------

                                                     FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1993
Land                               $ 11,783          $  109           $  143            $   44  (2)      $13,453
                                                                                           (63) (1)
                                                                                         1,723  (4)

Buildings                            69,469           1,634            1,879              (435) (2)       84,340
                                                                                        15,551  (4)

Machinery & equipment                77,025           6,532            4,861               (10) (1)       82,372
                                                                                           563  (2)
                                                                                         3,123  (4)
                                -----------        --------         --------          --------       -----------
                                   $158,277          $8,275           $6,883           $20,496          $180,165
                                -----------        --------         --------          --------       -----------
                                -----------        --------         --------          --------       -----------

                                                     FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1992
Land                               $11,843            $158              $37             $    4  (2)      $11,783
                                                                                          (185) (1)

Buildings                           65,658           4,007              218                 22  (2)       69,469

Machinery & equipment               72,840           6,501            2,234                (28) (1)       77,025
                                                                                           (54) (2)
                                -----------      ----------         --------             ------       -----------
                                   $150,341         $10,666           $2,489             $(241)         $158,277
                                -----------      ----------         --------             ------       -----------
                                -----------      ----------         --------             ------       -----------
                                                     FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1991
Land                                $12,289            $377              $36             $(640) (3)      $11,843
                                                                                          (147) (1)

Buildings                            72,140           1,363            1,606               108  (2)       65,658
                                                                                        (6,425) (3)
                                                                                           78

Machinery & equipment                81,216           6,298            3,862               164            72,840
                                                                                           (29) (1)
                                                                                       (10,825) (3)
                                                                                          (122) (2)
                                -----------      ----------         --------          ---------       -----------
                                   $165,645          $8,038           $5,504          $(17,838)         $150,341
                                -----------      ----------         --------          ---------       -----------
                                -----------      ----------         --------          ---------       -----------


NOTES:
(1) AMORTIZATION CREDITED DIRECTLY TO ASSET ACCOUNTS - CHARGED TO COST OF SALES.
(2) RECLASSIFICATION.
(3) SALE OF MOLL TOOL & PLASTICS.
(4) ACQUISITION OF CERTIFIED GROCERS OF FLORIDA, INC.



                        CULBRO CORPORATION AND SUBSIDIARY COMPANIES

               SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                   PROPERTY AND EQUIPMENT
                                   (DOLLARS IN THOUSANDS)

                            BALANCE AT        ADDITIONS                       OTHER CHANGES       BALANCE AT
DESCRIPTION             BEGINNING OF PERIOD    AT COST       RETIREMENTS      ADD (DEDUCT)       END OF PERIOD
- -----------             -------------------    -------       -----------      ------------       -------------
                                             FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1993

Buildings                    $17,016         $ 3,017           $  538             $(122) (1)       $19,373

Machinery & equipment         41,752           7,800            3,955               297  (1)        45,894
                             -------        --------          -------             -----           --------
                             $58,768         $10,817           $4,493             $ 175            $65,267
                             -------        --------          -------             -----           --------
                             -------        --------          -------             -----           --------

                                             FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1992

Buildings                    $14,748         $ 2,430           $  154               $(8) (1)       $17,016

Machinery & equipment         36,095           7,771            2,116                 2  (1)        41,752
                             -------        --------          -------              ----           --------
                             $50,843         $10,201           $2,270               $(6)           $58,768
                             -------        --------          -------              ----           --------
                             -------        --------          -------              ----           --------

                                             FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1991

Buildings                    $13,937          $2,596             $658           $(1,261) (2)       $14,748
                                                                                    105  (1)
                                                                                     29

Machinery & equipment         35,896           8,500            3,621               126             36,095
                                                                                   (121) (1)
                                                                                 (4,685) (2)
                             -------        --------          -------          ---------           -------
                             $49,833         $11,096           $4,279           $(5,807)           $50,843
                             -------        --------          -------          ---------           -------
                             -------        --------          -------          ---------           -------




NOTES:
(1) RECLASSIFICATION.
(2) SALE OF MOLL TOOL & PLASTICS.



                                             CULBRO CORPORATION AND SUBSIDIARY COMPANIES

                                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                       (DOLLARS IN THOUSANDS)


                                        BALANCE AT       CHARGED TO COSTS       CHARGED TO          DEDUCTIONS          BALANCE AT
DESCRIPTION                         BEGINNING OF PERIOD    AND EXPENSES       OTHER ACCOUNTS       FROM RESERVES       END OF PERIOD
- -----------                         -------------------    ------------       --------------       -------------       -------------


                                                 FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1993

Reserves:

  Uncollectible accounts -
   trade receivables                        $2,650            $1,332               $617                $2,235   (1)         $2,364
                                            ------            ------               ----                ------               ------
                                            ------            ------               ----                ------               ------

  Inventories                               $1,247              $534               $ -                   $949   (2)           $832
                                            ------              ----               ----                  ----                 ----
                                            ------              ----               ----                  ----                 ----


                                                 FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1992

Reserves:

  Uncollectible accounts -
   trade receivables                        $2,416            $1,485               $149                $1,400   (1)         $2,650
                                            ------            ------               ----                ------               ------
                                            ------            ------               ----                ------               ------

  Inventories                               $1,308              $827               $ -                   $888   (2)         $1,247
                                            ------            ------               ----                ------               ------
                                            ------            ------               ----                ------               ------



                                                 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1991

Reserves:

  Uncollectible accounts -
   trade receivables                        $2,515            $1,726               $292                $2,117   (1)         $2,416
                                            ------            ------               ----                ------               ------
                                            ------            ------               ----                ------               ------

  Inventories                               $2,108            $1,102                $20                $1,922   (2)         $1,308
                                            ------            ------               ----                ------               ------
                                            ------            ------               ----                ------               ------







Notes:
(1) ACCOUNTS RECEIVABLE WRITTEN-OFF.
(2) INVENTORIES DISPOSED.
                                                                          S - 3


                                       CULBRO CORPORATION AND SUBSIDIARY COMPANIES
                                    SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    (DOLLARS IN THOUSANDS)

                                                                           COST CAPITALIZED
                                                                              SUBSEQUENT                     GROSS AMOUNT
                                                 INITIAL COST               TO ACQUISITION                AT NOVEMBER 27, 1993
                                                 ------------               --------------                --------------------
                             ENCUM-                        BLDG &                  CARRYING                     BLDG &
DESCRIPTION                  BRANCES          LAND         IMPRV         IMPRV       COSTS          LAND        IMPRV        TOTAL
- -----------                  -------          ----         -----         -----       -----          ----        -----        -----

Land - CT                    $  -           $2,939         $  -         $10,074       $ 80         $3,018      $10,075     $13,093

Restaurant
Bloomfield, CT                  510              1            -           1,259        -                1        1,259       1,260

Residential Development
Windsor, CT                     -              103            -           3,019      1,921            103        4,940       5,043

Commercial Off Bldg
Bloomfield, CT                  803             47            -           2,020        -               47        2,020       2,067

Commercial Off Bldg
Bloomfield, CT                  -                3            -           1,815        -                3        1,815       1,818

Commercial Off Bldg
Bloomfield, CT                  -                1            -           1,513         24              1        1,537       1,538

Commercial Off Bldg
Bloomfield, CT                  -                1            -           1,452         23              1        1,475       1,476

Commercial Off Bldg
Bloomfield, CT                  -                1            -             666        -                1          666         667

Commercial Off Bldg
Bloomfield, CT                  -                5            -           3,277         40              5        3,317       3,322

Commercial Off Bldg
E. Granby, CT                 1,191             74            -           2,815        -               74        2,815       2,889

Commercial Off Bldg
E. Granby, CT                   -               32          1,723           132        -               32        1,855       1,887

Commercial Off Bldg
Windsor, CT                   3,895             69            -           4,398        149             69        4,547       4,616
                            -------        -------        -------       -------    -------        --------     -------     -------
                             $6,399         $3,276         $1,723       $32,440     $2,237         $3,355      $36,321     $39,676
                            -------        -------        -------       -------    -------        --------     -------     -------
                            -------        -------        -------       -------    -------        --------     -------     -------



                             ACCUM.           DATE OF        DATE OF        DEPR
                              DEPR.         CONSTRUCTION    ACQUSITION      LIFE
                              -----         ------------    ----------      ----

Land - CT                    $  -

Restaurant
Bloomfield, CT                 (354)            1983                        40 yrs

Residential Development
Windsor, CT                     -

Commercial Off Bldg
Bloomfield, CT                 (845)            1977                        40 yrs

Commercial Off Bldg
Bloomfield, CT                 (402)            1985                        40 yrs

Commercial Off Bldg
Bloomfield, CT                 (178)            1988                        40 yrs

Commercial Off Bldg
Bloomfield, CT                 (199)            1989                        40 yrs

Commercial Off Bldg
Bloomfield, CT                  (98)            1988                        40 yrs

Commercial Off Bldg
Bloomfield, CT                 (204)            1991                        40 yrs

Commercial Off Bldg
E. Granby, CT                (1,215)            1978                        40 yrs

Commercial Off Bldg
E. Granby, CT                  (288)                           1989         40 yrs

Commercial Off Bldg
Windsor, CT                    (555)            1989                        40 yrs
                           ---------
                            $(4,338)
                           ---------
                           ---------



                   CULBRO CORPORATION AND SUBSIDIARY COMPANIES

              SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               (DOLLARS IN THOUSANDS)


FISCAL YEAR ENDED NOVEMBER 27, 1993


                                                   COST           RESERVE
                                                   ----           -------

Balance at beginning of year                     $39,328         $(3,664)
   Changes during the year:
      Improvements                                 1,352
      Additions to reserve charged to costs
       and expenses                                                 (748)
      Cost of sales                               (1,004)             74
                                               -----------      ----------
Balance at end of year                           $39,676         $(4,338)
                                               -----------      ----------
                                               -----------      ----------

FISCAL YEAR ENDED NOVEMBER 28, 1992

                                                   COST           RESERVE
                                                   ----           -------

Balance at beginning of year                     $38,087         $(2,946)
   Changes during the year:
      Improvements                                 3,083
      Additions to reserve charged to costs
       and expenses                                                 (718)
      Cost of sales                               (1,842)
                                               -----------      ----------
Balance at end of year                           $39,328         $(3,664)
                                               -----------      ----------
                                               -----------      ----------


FISCAL YEAR ENDED NOVEMBER 30, 1991

                                                   COST           RESERVE
                                                   ----           -------

Balance at beginning of year                     $38,425         $(2,273)
   Changes during the year:
      Acquisitions                                   127
      Improvements                                 3,417
      Additions to reserve charged to costs
       and expenses                                                 (673)
      Cost of sales                               (3,882)
                                               -----------      ----------
Balance at end of year                           $38,087         $(2,946)
                                               -----------      ----------
                                               -----------      ----------


                                                                             S-5