Form 10-Q
period 1994-02-26
CULBRO CORP
filed 1994-04-12
CIK 26093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the 13 weeks ended February 26, 1994          Commission File No. 1-1210


                               CULBRO CORPORATION

             (Exact name of registrant as specified in its charter)


NEW YORK                                               13-0762310
(state or other jurisdiction of incorporation or             (IRS Employer
organization)                                          Identification Number)

387 Park Avenue South, New York, New York                   10016-8899
(Address of principal executive offices)                    (Zip code)

Registrant's Telephone Number including Area Code           (212) 561-8700

Former name, former address and former fiscal year,         Not Applicable
if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes     X           No
                                                -----------        ------------

Number of shares of Common Stock outstanding at March 31, 1994 - 4,308,288

                   CULBRO CORPORATION AND SUBSIDIARY COMPANIES


                                      INDEX



PART I - FINANCIAL INFORMATION                                   PAGE


     Consolidated Balance Sheet
     February 26, 1994 and November 27, 1993                     3

     Consolidated Statement of Operations and
     Retained Earnings - thirteen weeks ended
     February 26, 1994 and February 27, 1993                     4

     Consolidated Statement of Cash Flows -
     thirteen weeks ended February 26, 1994
     and February 27, 1993                                       5

     Notes to Consolidated Financial Statements                  6-7

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations               8-9


SIGNATURES                                                       10

                   CULBRO CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                                   February 26,  November 27,
ASSETS                                                                1994          1993
- --------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                          $   5,244     $   8,715
Receivables, less allowance of $2,361
 (1993 - $2,364)                                                      68,624        75,917
Inventories                                                          116,185       128,216
Other current assets                                                   6,077         5,931
                                                                   ---------     ---------

Total current assets                                                 196,130       218,779
                                                                   ---------     ---------

Property and equipment, net                                          113,137       114,898
Real estate held for sale or lease, net                               35,076        35,338
Investment in real estate joint ventures                               8,099         8,275
Other, principally investment in Centaur
 Communications Limited                                               24,526        24,923
Intangible assets                                                     21,248        21,446
                                                                   ---------     ---------

Total assets                                                       $ 398,216     $ 423,659
                                                                   ---------     ---------
                                                                   ---------     ---------


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities                           $  61,865     $  76,904
Long-term debt due within one year                                    15,082        14,519
Income taxes                                                              75           264
                                                                   ---------     ---------

Total current liabilities                                             77,022        91,687
                                                                   ---------     ---------

Long-term debt                                                       166,963       175,405
Deferred income taxes                                                  4,075         5,479
Other noncurrent liabilities                                          30,068        30,201
                                                                   ---------     ---------
Total liabilities                                                    278,128       302,772
                                                                   ---------     ---------

Minority interest in subsidiary                                       10,252        10,005
                                                                   ---------     ---------

Shareholders' Equity
Common stock, par value $1
 Authorized - 10,000,000 shares
 Issued - 4,549,190 shares                                             4,549         4,549
Capital in excess of par value                                        13,296        13,296
Retained earnings                                                     97,296        98,345
                                                                   ---------     ---------
                                                                     115,141       116,190
Less - Common stock in Treasury, at cost, 240,902 shares
 (1992 - 241,128)                                                     (5,305)       (5,308)
                                                                   ---------     ---------

Total shareholders' equity                                           109,836       110,882
                                                                   ---------     ---------

Total liabilities, minority interest and shareholders' equity      $ 398,216     $ 423,659
                                                                   ---------     ---------
                                                                   ---------     ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CULBRO CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                             13 Weeks Ended
                                                      --------------------------
                                                      February 26,  February 27,
                                                          1994          1993
                                                      ------------  ------------
Net sales and other revenue                           $  317,811    $  286,655

Costs and expenses
 Cost of goods sold                                      284,390       258,563
 Selling, general and administrative expenses             32,072        26,638
                                                       ---------     ---------
Operating profit                                           1,349         1,454
 Equity in net (income) loss of investee                     (50)          100
 Interest expense, net                                     3,356         3,637
 Fees on sales of accounts receivable                       -              476
                                                       ---------    ----------
 Loss before income tax benefit                           (1,957)       (2,759)
 Income tax benefit                                       (1,155)       (1,104)
                                                       ---------     ---------
Loss before cumulative effect of accounting change          (802)       (1,655)
Cumulative effect of accounting change for
 postretirement benefits, net of tax                        -           (9,177)
                                                       ---------     ---------
Net loss                                                    (802)      (10,832)
 Accretion of preferred stock of subsidiary                 (247)         -
                                                       ---------     ---------
Net loss applicable to common shareholders                (1,049)      (10,832)
Retained earnings - beginning of period                   98,345       106,502
                                                       ---------     ---------
Retained earnings - end of period                     $   97,296    $   95,670
                                                       ---------     ---------
                                                       ---------     ---------

Loss per common share before cumulative
 effect of accounting change                          $    (0.24)   $    (0.38)
Cumulative effect of accounting change
 per common share                                           -            (2.13)
                                                       ---------     ---------
Net loss per common share                             $    (0.24)   $    (2.51)
                                                       ---------     ---------
                                                       ---------     ---------

Weighted average common shares outstanding             4,308,000     4,308,000
                                                       ---------     ---------
                                                       ---------     ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CULBRO CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                     13 Weeks Ended
                                                                -------------------------
                                                                February 26, February 27,
                                                                    1994        1993
                                                                ------------ ------------
OPERATING ACTIVITIES:
Net loss                                                        $   (802)    $ (10,832)
Adjustments to reconcile net loss
to net cash provided by operating activities:
 Cumulative effect of accounting change, net of tax                 -            9,177
 Depreciation and amortization                                     3,200         2,718
 Equity in net (income) loss of investee                             (50)          100
 Provision for bad debts                                             268           380
 Changes in assets and liabilities net of effects from
  acquisition of Certified Grocers in 1993:
   Reductions in real estate held for sale or lease, net             262           375
   Decrease in inventories                                        12,031        11,746
   Decrease in accounts receivable                                 7,025        10,143
   Decrease in sales of accounts receivable                            -       (26,000)
   (Decrease) increase in accounts payable and accrued
   liabilities                                                   (15,039)        9,128
Other, net                                                        (1,422)         (720)
                                                                 -------      --------
Net cash provided by operating activities                          5,473         6,215
                                                                 -------      --------


INVESTING ACTIVITIES:
Additions to property and equipment                               (1,065)       (1,930)
Proceeds from Take-out Agreement with
 Moll PlastiCrafters                                                -            4,953
Acquisition of Certified Grocers, net cash acquired                 -           (2,004)
                                                                 -------      --------
Net cash (used in) provided by investing activities               (1,065)        1,019
                                                                 -------      --------

FINANCING ACTIVITIES:
Payments of debt (1993 principally reflects refinancing
 of debt assumed from acquisition of Certified Grocers)          (12,879)      (24,518)
Increase in debt (1993 principally reflects debt assumed in
 acquisition of Certified Grocers)                                 5,000        24,320
                                                                 -------      --------
Net cash used in financing activities                             (7,879)         (198)
                                                                 -------      --------

Net (decrease) increase in cash and cash equivalents              (3,471)        7,036

Cash and cash equivalents at beginning of period                   8,715         1,898
                                                                 -------      --------

Cash and cash equivalents at end of period                      $  5,244     $   8,934
                                                                 -------      --------
                                                                 -------      --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CULBRO CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (dollars in thousands)

A. The unaudited financial statements included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1993 Annual Report to Shareholders included in Form 10K and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period have been reflected.

     The results of operations for the thirteen weeks ended February 26, 1994, are not necessarily indicative of the results to be expected for the full year.

B. On November 24, 1993, the Corporation and its subsidiary, The Eli Witt Company ("Eli Witt"), entered into a letter of intent to purchase the net assets of the southern divisions of NCC L.P. ("NCC"), a limited partnership engaged in the wholesale distribution business. Estimated annual revenue of NCC's southern divisions is approximately $600 million. If this transaction is completed as presently structured, the Corporation's ownership in Eli Witt's common equity would be reduced to approximately 53%. This proposed transaction is subject to completion of a definitive agreement, financing arrangements, and the delivery of certain amounts of net assets by Eli Witt and NCC at closing.

C. On January 27th, 1994, the Corporation obtained a $5 million mortgage on certain equipment. The proceeds were used to reduce the amount outstanding under the Culbro Corporation Credit Agreement. The mortgage bears interest at 7.25% per annum and has a term of ten years, with a balloon payment of $1.2 million due at termination.

D. Effective in the 1993 first quarter, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the Corporation to recognize postretirement benefits on the accrual basis and record a liability for the present value of its unfunded accumulated postretirement benefit obligation. The Corporation previously expensed the cost of postretirement benefits when paid. The Corporation elected to immediately record its accumulated liability, measured as of the beginning of fiscal 1993, with a net charge of $9.2 million ($2.13 per common share) reflecting the cumulative effect of the accrued postretirement benefit obligation of $14.8 million, net of a deferred tax benefit of $5.6 million. The liability for postretirement benefits is included in other noncurrent liabilities on the Corporation's balance sheet.



     The adoption of SFAS No. 106 did not have an adverse effect on the Corporation's cash flow because the Corporation plans to continue funding the cost of postretirement benefits as they are paid to retirees.

E.   Supplemental Financial Statement Information.


     INVENTORIES
     Inventories consist of:

                                    FEBRUARY 26,        NOVEMBER 27,
                                       1994                 1993
                                    ------------        ------------
     Raw materials and supplies     $ 36,349             $ 34,232
     Work-in-process                  18,850               15,213
     Finished goods                   60,986               78,771
                                    --------             --------
                                    $116,185             $128,216

                                    --------             --------
                                    --------             --------

     PROPERTY AND EQUIPMENT
     Property and equipment consist of:


                                    FEBRUARY 26,        NOVEMBER 27,
                                        1994                1993
                                    ------------        ------------
     Land                           $ 13,434             $  13,453
     Buildings                        84,445                84,340
     Machinery and equipment          82,209                82,372
     Accumulated depreciation        (66,951)              (65,267)
                                    --------              --------
                                    $113,137             $ 114,898
                                    --------              --------
                                    --------              --------

     SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:


                                                    13 WEEKS ENDED
                                               ----------------------------
                                               FEBRUARY 26,    FEBRUARY 27,
                                                   1994            1993
                                               ------------    ------------
        Interest, net of amounts capitalized      $3,562         $3,930
                                                  ------         ------
                                                  ------         ------

        Income taxes, net                         $  437         $  153
                                                  ------         ------
                                                  ------         ------

     The following summarizes the non-cash investing and financing activities in the thirteen weeks ended February 27, 1993 related to Eli Witt's acquisition of Certified Grocers on February 19, 1993:


     Fair value of assets acquired, including goodwill              $57,870
     Liabilities assumed                                            (45,815)
     Eli Witt Series A preferred stock issued to former
      shareholders of Certified Grocers                              (9,300)
                                                                     -------
     Cash payments in connection with the acquisition                 2,755
     Cash acquired                                                     (751)
                                                                      ------
     Cash payments in connection with the acquisition, net          $ 2,004
                                                                     -------
                                                                     -------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     In the 1994 first quarter, net cash provided by operations principally reflected cash generated from reductions of inventories and accounts receivable partially offset by a reduction in accounts payable. The reduction of inventories reflected the sell through of excess cigarette inventories purchased by The Eli Witt Company ("Eli Witt"), the Corporation's subsidiary in the wholesale distribution business, in connection with manufacturers' price increases. The decrease in accounts receivable reflected seasonal reductions in the cigar and nursery products businesses. The reduction in accounts payable was related to the reduction of excess cigarette inventories at Eli Witt and the timing of payments by the Corporation's other businesses. The cash flow generated from first quarter operations along with a portion of the cash on hand at the beginning of the quarter was used for capital expenditures and to reduce debt under the Eli Witt Credit Agreement.
     In the 1994 first quarter, the Corporation obtained a $5 million mortgage on certain equipment. The proceeds were used to reduce the amount outstanding under the Culbro Corporation Credit Agreement. The mortgage has a term of 10 years, bears interest at 7.25% per annum and has a balloon payment of $1.2 million at termination.
     In November 1993, the Corporation and Eli Witt entered into a letter of intent with NCC L.P., ("NCC"), a limited partnership engaged in the wholesale distribution business, whereby Eli Witt would purchase the net assets of NCC's southern divisions in exchange for Eli Witt common stock. As part of this transaction, the Corporation would receive proceeds of approximately $12 million in exchange for securities issued to a partner of NCC. This proposed transaction is subject to completion of a definitive agreement, financing arrangements, and the delivery of certain amounts of net assets at closing by NCC and Eli Witt.
     Management believes that the Corporation's cash flow from operations will need to be supplemented by proceeds generated from other transactions to meet operating and capital requirements and scheduled debt repayments. Management is pursuing certain alternatives and expects to conclude agreements that will generate the necessary funds. Over the long-term, management will seek to maintain a level of indebtedness which is commensurate with the Corporation's earnings and cash flow. Management believes that cash from operations and current credit facilities will be sufficient to meet operating and capital requirements of the Corporation's separately financed subsidiary, Eli Witt.


RESULTS OF OPERATIONS

     In the first quarter, the Corporation's results are negatively impacted by the seasonality of the nursery products business, which historically incurs an operating loss because of low sales during the winter months. The current year's first quarter net loss was lower than the 1993 first quarter loss before the effect of the adoption of Statement of Accounting Standards No. 106 "Accounting for Postretirement Benefits Other Than Pensions" principally because of lower financing costs in the current year's quarter. The 1993 first quarter net loss included a net charge of approximately $9.2 million for the cumulative effect of the adoption of the aforementioned accounting standard. The overall higher net sales and other revenue in the current year's first quarter principally reflects the increased volume as a result of the acquisition of Certified Grocers of Florida, Inc. ("Certified Grocers") last year.

     Overall operating profit in the current year's first quarter was substantially unchanged from the 1993 first quarter. In the industrial products segment, operating profit at CMS Gilbreth Packaging Systems, Inc. increased due to higher volume on sales of packaging materials and machinery.
Additionally, the gross margin on sales of packaging materials increased due to improved manufacturing efficiencies, including scrap reduction, as a result of the continuous improvement programs adopted in 1992.
     Operating profit in the consumer products segment declined as lower operating profit at Eli Witt more than offset higher operating profit at General Cigar Co., Inc. ("General Cigar"). Eli Witt was adversely affected by lower profit from price appreciation on excess cigarette inventories and a reduction by cigarette manufacturers of their purchase incentive programs. Additionally, competitive pricing pressures in the wholesale distribution industry negatively affected Eli Witt's gross margins and operating profit. The higher operating profit at General Cigar was due principally to higher net sales, which included increased sales volume of premium cigars and price increases on all cigar lines.
     The Corporation's financing costs (interest expense and fees on sales of accounts receivables) were lower in the current year's quarter as compared to the 1993 first quarter due to substantially lower levels of excess cigarette inventories on hand at Eli Witt, partially offset by interest expense on the debt assumed in the acquisition of Certified Grocers which was completed near the end of the 1993 first quarter. There were no fees on sales of accounts receivable in the 1994 first quarter because the accounts receivable sales agreement was terminated last year at the time of the Certified Grocers acquisition.
     The higher effective tax benefit in the current year's first quarter as compared to the 1993 first quarter principally reflects the effect of state taxes.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 CULBRO CORPORATION
                                 (Registrant)





Date:  April 11, 1994     /S/         JAY M. GREEN
                          -----------------------------------------------------
                          Jay M. Green
                          Executive Vice President -
                          Chief Financial Officer and Treasurer




Date:  April 11, 1994     /S/           JOSEPH AIRD
                          ------------------------------------------------------

                          Joseph Aird
                          Vice President - Controller