Form 10-Q
period 1994-05-28
CULBRO CORP
filed 1994-07-18
CIK 26093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the 13 weeks ended May 28, 1994          Commission File No. 1-1210


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

                                        Yes     X           No
                                           -----------        -----------

Number of shares of Common Stock outstanding at July 1, 1994 - 4,308,288

                   CULBRO CORPORATION AND SUBSIDIARY COMPANIES


                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE


     Consolidated Balance Sheet
     May 28, 1994 and November 27, 1993. . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statement of Operations and
     Retained Earnings - thirteen weeks ended
     May 28, 1994 and May 29, 1993 . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statement of Operations and
     Retained Earnings - twenty-six weeks ended
     May 28, 1994 and May 29, 1993 . . . . . . . . . . . . . . . . . . . . . . 5

     Consolidated Statement of Cash Flows -
     twenty-six weeks ended May 28, 1994
     and May 29, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .7-12

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . . . 13-14

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 15-16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                               CULBRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                  (dollars in thousands except per share data)

                                                              MAY 28,  NOVEMBER 27,
ASSETS                                                          1994         1993
                                                             ---------    ---------
                                                            (unaudited)
Current Assets
Cash and cash equivalents                                    $  2,437     $  8,715
Receivables, less allowance of $1,071
  (1993 - $3,098)                                              31,273       75,917
Inventories                                                    69,943      128,216
Other current assets                                           11,715        5,931
                                                             --------     --------
Total current assets                                          115,368      218,779

Property and equipment, net                                    78,110      114,898
Real estate held for sale or lease, net                        34,902       35,338
Investment in Series B preferred stock of
  The Eli Witt Company                                         15,000           --
Investment in real estate joint ventures                        7,969        8,275
Other assets                                                   19,723       24,923
Intangible assets                                              19,322       21,446
                                                             --------     --------
Total assets                                                 $290,394     $423,659
                                                             --------     --------
                                                             --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities                     $ 21,911     $ 76,904
Long-term debt due within one year                              9,104       14,519
Income taxes                                                      143          264
                                                             --------     --------
Total current liabilities                                      31,158       91,687
                                                             --------     --------

Long-term debt                                                114,236      175,405
Deferred income taxes                                           3,213        5,479
Other postretirement benefit  obligations                      11,975       14,548
Other noncurrent liabilities and deferred credits              17,847       15,653
                                                             --------     --------
Total liabilities                                             178,429      302,772
                                                             --------     --------

Minority interest in subsidiary                                    --       10,005
                                                             --------     --------

Shareholders' Equity
Common stock, par value $1
     Authorized - 10,000,000 shares
     Issued - 4,549,190 shares                                  4,549        4,549
Capital in excess of par value                                 13,296       13,296
Retained earnings                                              99,425       98,345
                                                             --------     --------
                                                              117,270      116,190
Less - Common stock in Treasury, at cost, 240,902 shares
     (1993 - 241,128)                                          (5,305)      (5,308)
                                                             ---------    ---------
Total shareholders' equity                                    111,965      110,882
                                                             --------     --------

Total liabilities, minority interest
     and shareholders' equity                                $290,394     $423,659
                                                             --------     --------
                                                             --------     --------

THE 1994 FINANCIAL STATEMENTS REFLECT THE DECONSOLIDATION OF ELI WITT EFFECTIVE AT THE BEGINNING OF THE CURRENT YEAR. PRIOR PERIODS REFLECT ELI WITT AS A FULLY CONSOLIDATED SUBSIDIARY. SEE NOTE B.



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CULBRO CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                                  13 WEEKS ENDED
                                                           -------------------------
                                                             MAY 28,       MAY 29,
                                                              1994          1993
                                                           ----------    -----------
Net sales and other revenue                                  $54,499      $389,602
Costs and expenses
  Cost of goods sold                                          35,728       350,353
  Selling, general and administrative expenses                13,428        32,368
                                                             -------      --------
Operating profit                                               5,343         6,881
  Equity in net loss of Eli Witt                              (1,489)           --
  Equity in net income (loss) of Centaur Communications           75           (25)
  Interest expense, net                                        2,105         3,829
                                                             -------      --------
  Income before taxes                                          1,824         3,027
  Income tax provision                                         1,267         1,211
                                                             -------      --------
Income before minority interest and cumulative
  effect of accounting change                                    557         1,816
Minority interest                                                 --           (44)
                                                             -------      --------
Income before cumulative effect of accounting change             557         1,772
Cumulative effect of accounting change for
  post-retirement benefits, net of tax                         1,572            --
                                                             -------      --------
Net income                                                     2,129         1,772
Accretion of Series A preferred stock of Eli Witt                 --          (221)
                                                             -------      --------
Net income applicable to common shareholders                   2,129         1,551
Retained earnings - beginning of period                       97,296        95,670
                                                             -------      --------
Retained earnings - end of period                            $99,425      $ 97,221
                                                             -------      --------
                                                             -------      --------

Income per common share  before cumulative effect
  of accounting change                                     $    0.13    $     0.36
Cumulative effect of accounting change per
  common share                                                  0.36            --
                                                             -------      --------
Net income per common share                                $    0.49    $     0.36
                                                             -------      --------
                                                             -------      --------


THE 1994 FINANCIAL STATEMENTS REFLECT THE DECONSOLIDATION OF ELI WITT EFFECTIVE AT THE BEGINNING OF THE CURRENT YEAR. PRIOR PERIODS REFLECT ELI WITT AS A FULLY CONSOLIDATED SUBSIDIARY. SEE NOTE B.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CULBRO CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                                26 WEEKS ENDED
                                                           -----------------------
                                                              MAY 28,      MAY 29,
                                                              1994          1993
                                                           -----------    --------
Net sales and other revenue                                 $ 87,859      $676,257
Costs and expenses
  Cost of goods sold                                          56,078       608,916
  Selling, general and administrative expenses                25,881        59,006
                                                            --------      --------
Operating profit                                               5,900         8,335
  Equity in net loss of Eli Witt                              (2,185)            -
  Equity in net income (loss) of Centaur Communications          125          (125)
  Interest expense, net                                        3,989         7,466
  Fees on sales of accounts receivable                            --           476
                                                            --------      --------
  (Loss) income before taxes                                    (149)          268
  Income tax provision                                           343           107
                                                            --------      --------
(Loss) income before minority interest and cumulative
  effect of accounting change                                   (492)          161
Minority interest                                                 --           (44)
                                                            --------      ---------
(Loss) income before cumulative effect of accounting
  change                                                        (492)          117
Cumulative effect of accounting change for
  postretirement benefits, net of tax                          1,572        (9,177)
                                                            --------      --------
Net income (loss)                                              1,080        (9,060)
  Accretion of Series A preferred stock of Eli Witt               --          (221)
                                                            --------      --------
Net income (loss) applicable to common shareholders            1,080        (9,281)
Retained earnings - beginning of period                       98,345       106,502
                                                            --------      --------
Retained earnings - end of period                           $ 99,425      $ 97,221
                                                            --------      --------
                                                            --------      --------

Loss per common share before cumulative
  effect of accounting change                               $  (0.11)     $  (0.02)
Cumulative effect of accounting change
  per common share                                              0.36         (2.13)
                                                            --------      --------
Net income (loss) per common share                          $   0.25      $  (2.15)
                                                            --------      --------
                                                            --------      --------


THE 1994 FINANCIAL STATEMENTS REFLECT THE DECONSOLIDATION OF ELI WITT EFFECTIVE AT THE BEGINNING OF THE CURRENT YEAR. PRIOR PERIODS REFLECT ELI WITT AS A FULLY CONSOLIDATED SUBSIDIARY. SEE NOTE B.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CULBRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                 26 WEEKS ENDED
                                                            -----------------------
                                                            MAY 28,      MAY 29,
                                                             1994         1993
                                                            --------     ----------
OPERATING ACTIVITIES:
Net income (loss)                                            $ 1,080      $ (9,060)
Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
  Cumulative effect of accounting change, net of tax          (1,572)        9,177
  Depreciation and amortization                                3,632         6,071
  Equity in net loss of Eli Witt                               2,185            --
  Equity in net (income) loss of Centaur                        (125)          125
  Provision for bad debts                                        178           689
  Changes in assets and liabilities net of effects from
    the deconsolidation of Eli Witt in 1994 and the
    acquisition of Certified Grocers in 1993:
   Reductions in real estate held for sale or lease, net         436           701
   Decrease in inventories                                       344        46,953
   Increase in accounts receivable                            (6,366)      (11,353)
   Decrease in sales of accounts receivable                       --       (26,000)
   Decrease in accounts payable and accrued
     liabilities                                              (4,704)         (239)
Other, net                                                       338          (305)
                                                             -------      --------
Net cash (used in) provided by operating activities           (4,574)       16,759
                                                             -------      --------


INVESTING ACTIVITIES:
Additions to property and equipment                           (2,543)       (3,786)
Proceeds from Take-out Agreement with
    Moll PlastiCrafters                                           --         4,953
Acquisition of Certified Grocers, net cash acquired               --        (2,004)
                                                             -------      --------
Net cash used in investing activities                         (2,543)         (837)
                                                             -------      --------

FINANCING ACTIVITIES:
Increase in debt (1993 principally reflects debt assumed in
    acquisition of Certified Grocers)                         17,000        29,453
Payments of debt (1993 principally reflects refinancing
    of debt assumed from acquisition of Certified Grocers)    (8,321)      (39,467)
                                                             -------      --------
Net cash provided by (used in) financing activities            8,679       (10,014)
                                                             -------      --------

Net increase in cash and cash equivalents                      1,562        5,908

Cash and cash equivalents at beginning of period (excluding
  Eli Witt cash of $7,840 at the beginning of
  1994 not available to the Corporation)                         875         1,898
                                                             -------      --------

Cash and cash equivalents at end of period                   $ 2,437      $  7,806
                                                             -------      --------
                                                             -------      --------


THE 1994 FINANCIAL STATEMENTS REFLECT THE DECONSOLIDATION OF ELI WITT EFFECTIVE AT THE BEGINNING OF THE CURRENT YEAR. PRIOR PERIODS REFLECT ELI WITT AS A FULLY CONSOLIDATED SUBSIDIARY. SEE NOTE B.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CULBRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
                                   (unaudited)

A. The unaudited financial statements included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1993 Annual Report to Shareholders included in Form 10K, except for a change in the basis of consolidation (as discussed in Note B below) and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report.
   All adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected. The results of operations for the thirteen and twenty-six weeks ended
   May 28, 1994 are not necessarily indicative of the results to be expected for the full year.

B. The consolidated financial statements reflect the accounts of all the Corporation's wholly-owned subsidiaries. The Corporation's subsidiary in the wholesale distribution business, The Eli Witt Company ("Eli Witt"), which previously was included in the Corporation's consolidated financial statements, has been deconsolidated and is accounted for under the equity method.
      On April 25th, 1994, Eli Witt acquired the Southern Divisions of NCC L.P. ("NCC South", see Note C). Prior to this acquisition, the Corporation owned 85% of the outstanding common stock of Eli Witt, and the former shareholders of Certified Grocers of Florida, Inc. ("Certified Grocers") held 15% of the outstanding common stock of Eli Witt, which they received in connection with Eli Witt's acquisition of Certified Grocers in 1993. In connection with the acquisition of NCC South, Eli Witt issued additional common stock. NCC L.P. ("NCC") and one of its partners, MS Distribution, Inc. ("MSD"), an affiliate of the Morgan Stanley Leveraged Equity Fund II, L.P., received a total of approximately 38% of the outstanding common stock of Eli Witt in exchange for the net assets of NCC South and a $15 million Subordinated
   note issued by the Corporation (See Note D).    The Corporation retained a
   50.1% ownership in the common stock of Eli Witt, and the former shareholders of Certified Grocers now hold approximately 12% of the outstanding common stock of Eli Witt. In connection with the issuance of Eli Witt common stock to MSD, the Corporation entered into a Shareholders Agreement with MSD. This agreement contains certain provisions ("governance provisions") which state that all major transactions by Eli Witt, including amongst others, incurrence of debt, acquisitions, material contracts, the sale of assets, stock issuance and repurchase, changes in Eli Witt's charter and by-laws, and capital expenditures, require prior approval by MSD. Additionally, the Corporation and the other holders of Eli Witt's outstanding common stock intend to proceed with a public offering of the common stock of Eli Witt in due course. Therefore, due to the shareholders rights granted to MSD, which limit the control of the Corporation over Eli Witt, and the likelihood that the Corporation's ownership of 50.1% of Eli Witt's outstanding common stock is temporary, Eli Witt has been deconsolidated from the Corporation's financial statements as of April 1994 and accounted for under the equity method. The financial statements presented for the current period reflect the application of the equity method of accounting for the Corporation's investment in Eli Witt retroactively applied to the beginning of the current year. The financial statements of the prior year continue to reflect Eli Witt as a fully consolidated subsidiary of the Corporation.
      The following condensed pro forma financial statements reflect a restatement of the prior year to present Eli Witt under the equity method for comparative purposes.

CONDENSED BALANCE SHEET OF CULBRO CORPORATION

                                                                       NOV. 27,
                                                         MAY 28,         1993
                                                          1994        (RESTATED)
                                                      ----------     ----------
Total current assets                                  $  115,368     $  100,293
  Property and equipment, net                             78,110         78,770
  Investment in Series B preferred
    stock of Eli Witt                                     15,000         15,000
  Other noncurrent assets                                 62,594         71,859
  Intangible assets                                       19,322         19,646
                                                      ----------     ----------
Total assets                                          $  290,394     $  285,568
                                                      ----------     ----------
                                                      ----------     ----------

  Long term debt due within one year                  $    9,104     $    9,747
  All other current liabilities                           22,054         26,879
                                                      ----------     ----------
Total current liabilities                                 31,158         36,626
  Long term debt                                         114,236        104,914
  Deferred taxes, other noncurrent liabilities
   and deferred credits                                   33,035         33,146
                                                      ----------     ----------
Total liabilities                                        178,429        174,686
Shareholders' equity                                     111,965        110,882
                                                      ----------     ----------
Total liabilities and shareholders' equity            $  290,394     $  285,568
                                                      ----------     ----------
                                                      ----------     ----------


CONDENSED STATEMENTS OF OPERATIONS OF CULBRO CORPORATION

                                                           13 WEEKS ENDED
                                                      -------------------------
                                                                        MAY 29,
                                                       MAY 28,           1993
                                                        1994          (RESTATED)
                                                      ----------     ----------
Net sales and other revenue                           $   54,499     $   48,822
  Cost of goods sold                                      35,728         31,588
  Selling, general and administrative expenses            13,428         12,683
                                                      ----------     ----------
Operating profit                                           5,343          4,551
  Equity in net (loss) income of Eli Witt                 (1,489)            47
  Equity in net income (loss) of Centaur                      75            (25)
  Interest expense, net                                    2,105          1,904
                                                      ----------     ----------
Income before taxes                                        1,824          2,669
Income tax provision                                       1,267          1,118
                                                      ----------     ----------
Income applicable to common shareholders
  before cumulative effect of accounting change       $      557     $    1,551
                                                      ----------     ----------
                                                      ----------     ----------
Income per common share before cumulative
  effect of accounting change                         $     0.13     $     0.36
                                                      ----------     ----------
                                                      ----------     ----------

                                                           26 WEEKS ENDED
                                                      -------------------------
                                                                       MAY 29,
                                                        MAY 28,         1993
                                                         1994        (RESTATED)
                                                      ----------     ----------
Net sales and other revenue                           $   87,859     $   78,525
  Cost of goods sold                                      56,078         51,246
  Selling, general and administrative expenses            25,881         25,040
                                                      ----------     ----------
Operating profit                                           5,900          2,239
  Equity in net (loss) income of Eli Witt                 (2,185)         1,379
  Equity in net income (loss) of Centaur                     125           (125)
  Interest expense, net                                    3,989          3,505
  Fees on sales of accounts receivable                        --            476
                                                      ----------     ----------
Loss before taxes                                           (149)          (488)
Income tax provision (benefit)                               343           (384)
                                                      ----------     ----------
Loss applicable to common shareholders
  before cumulative effect of accounting change       $     (492)    $     (104)
                                                      ----------     ----------
                                                      ----------     ----------
Loss per common share before cumulative
  effect of accounting change                         $    (0.11)    $    (0.02)
                                                      ----------     ----------
                                                      ----------     ----------

CONDENSED STATEMENT OF CASH FLOWS OF CULBRO CORPORATION

                                                             26 WEEKS ENDED
                                                        ------------------------
                                                                      MAY 29,
                                                           MAY 28,     1993
                                                            1994     (RESTATED)
                                                        ----------   ----------
OPERATING ACTIVITIES:
Net income (loss)                                       $    1,080   $   (9,060)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Cumulative effect of accounting change                      (1,572)       9,177
Depreciation and amortization                                3,632        3,733
Equity in net loss (income) of Eli Witt                      2,185       (1,379)
Decrease in sale of accounts receivable                         --       (6,500)
Changes in assets and liabilities                          (10,290)      (7,628)
Other, net                                                     391          403
                                                        ----------   ----------
Net cash used in operating activities                       (4,574)     (11,254)
                                                        ----------   ----------

INVESTING ACTIVITIES:
  Additions to property and equipment                       (2,543)      (1,947)
  Dividend received from Eli Witt and repayment of
    intercompany debt by Eli Witt to the Corporation            --       87,658
  Mortgage loan on distribution facility to Eli Witt            --      (10,000)
  Proceeds from Take-Out Agreement                              --        4,953
                                                        ----------   ----------
  Net cash (used in) provided by investing activities       (2,543)      80,664
                                                        ----------   ----------
FINANCING ACTIVITIES:
  Payments of long-term debt                                (8,321)     (70,029)
  Increases in long-term debt                               17,000           --
                                                        ----------   ----------
  Net cash provided by (used in) financing activities        8,679      (70,029)
                                                        ----------   ----------
  Net increase (decrease) in cash and cash equivalents       1,562         (619)
  Cash and cash equivalents at beginning of period             875          794
                                                        ----------   ----------
  Cash and cash equivalents at end of period            $    2,437   $      175
                                                        ----------   ----------
                                                        ----------   ----------


C. The Corporation's investment in Eli Witt as of May 28, 1994 reflects the mandatorily redeemable Series B preferred stock of Eli Witt held by the Corporation. At the time of the deconsolidation, Eli Witt was in a common deficit position, and as such, the Corporation's investment in Eli Witt's common stock is reflected at zero in the Corporation's consolidated balance sheet. The Corporation recognized results of Eli Witt through the deconsolidation date and will not recognize any future profits or losses of Eli Witt until Eli Witt's common deficit is recouped.

      Eli Witt's condensed financial information is as follows:


CONDENSED STATEMENT OF OPERATIONS OF ELI WITT                 26 WEEKS ENDED
                                                         ----------------------
                                                          MAY 28,      MAY 29,
                                                           1994         1993
                                                        ----------   ----------
Net sales and other revenues                            $  641,447   $  597,732
Cost of goods sold                                         599,143      557,670
Operating expenses                                          44,137       33,741
                                                           -------      -------
Operating (loss) profit                                     (1,833)       6,321
Interest expense, net                                        2,437        3,961
                                                           -------      -------
Pretax (loss) income                                        (4,270)       2,360
Income tax (benefit) provision                              (1,537)         838
                                                           -------      -------
Net (loss) income                                       $   (2,733)  $    1,522
                                                           -------      -------
                                                           -------      -------


CONDENSED BALANCE SHEET OF ELI WITT                                 MAY 28,      NOVEMBER 27,
                                                                     1994            1993
                                                                 ------------    ------------
Assets
  Receivables,net                                                 $  76,130         50,832
  Inventories                                                        57,159         57,929
  Cash and other current assets                                       8,696          9,725
                                                                    -------        -------
Total current assets                                                141,985        118,486
  Property and equipment, net                                        42,711         36,128
  Other assets                                                       11,080         12,382
                                                                    -------        -------
Total assets                                                      $ 195,776      $ 166,996
                                                                    -------        -------
                                                                    -------        -------

Liabilities
  Accounts payable and accrued expenses                              62,748      $  49,666
  Current portion of long-term debt                                   6,365          4,772
                                                                    -------        -------
Total current liabilities                                            69,113         54,438
  Long-term debt                                                     98,245         80,491
  Other noncurrent liabilities                                       12,057         11,659
                                                                    -------        -------
Total liabilities                                                   179,415        146,588
                                                                    -------        -------
Mandatorily redeemable preferred stock                               16,900         16,150
                                                                    -------        -------
Shareholders' equity:
    Series A preferred stock                                         10,505         10,005
    Common deficit                                                  (11,044)        (5,747)
                                                                    -------        -------
Total shareholders' equity                                             (539)          4,258
                                                                    -------        -------
  Total liabilities, preferred stock & shareholders' equity       $ 195,776      $ 166,996
                                                                    -------        -------
                                                                    -------        -------

      On April 25th, 1994, Eli Witt acquired the net assets of NCC South, which comprised a substantial portion of NCC L.P., a limited partnership engaged in the wholesale distribution business. NCC South operates primarily in the same region as Eli Witt and has annual revenue of approximately $600 million. The acquisition was accounted for as a purchase by Eli Witt and the assets and liabilities acquired were recorded by Eli Witt at their estimated fair market values of approximately $51.3 million and $41.8 million, respectively. In exchange for the net assets and $15 million of subordinated debt (see
   Note D), NCC and one of its investor partners, MSD, received common stock of Eli Witt amounting to approximately 38% of Eli Witt's outstanding common stock. Additionally, Eli Witt issued to MSD, for proceeds of $3 million, a non-interest bearing convertible subordinated note with a principal amount of $5 million maturing in August 1998. The effective interest rate on the note, reflected by the original issue discount of $2 million, is 12.5%.

D. Concurrent with the acquisition described above in Note C, the Corporation issued subordinated debt to MSD for proceeds of $12 million. The subordinated debt has a face value of $15 million, is due in August 1998, accrues interest at 10% per annum, and is exchangeable into the
   Series B preferred stock of Eli Witt currently held by the Corporation.   No
   interest payments are required until maturity at which time the principal and accrued interest may be exchanged with the Series B preferred stock of Eli Witt. The Corporation used the proceeds to prepay $3 million of its 9.7% Senior Notes and the balance of the proceeds were used to reduce amounts outstanding under the Corporation's Credit Agreement.
      On January 27th, 1994 the Corporation obtained a $5 million mortgage on certain equipment. The proceeds were used to reduce the amount outstanding under the Corporation's Credit Agreement. The mortgage bears interest at 7.25% per annum and has a term of ten years, with a balloon payment of $1.2 million due at termination.

E. Effective in the 1993 first quarter, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the Corporation to recognize postretirement benefits on the accrual basis and record a liability for the present value of its unfunded accumulated postretirement benefit obligation. The Corporation previously expensed the cost of postretirement benefits when paid. The

   Corporation elected to immediately record its accumulated liability, measured as of the beginning of fiscal 1993, with a net charge of $9.2 million ($2.13 per common share) reflecting the cumulative effect of the accrued postretirement benefit obligation of $14.8 million, net of a deferred tax benefit of $5.6 million.
      Upon adopting SFAS No. 106 in 1993,
   the Corporation elected to immediately recognize the cumulative effect of this accounting change. Eli Witt, in its separate company financial statements, adopted SFAS No. 106 prospectively and elected to amortize its initial liability over twenty years. Therefore, the initial liability recorded upon the Corporation's adoption of SFAS No. 106 included amounts related to Eli Witt that are no longer required to be included in the Corporation's accounts. As a result of the deconsolidation of Eli Witt
   (see Note B), the Corporation has adjusted the charge for the cumulative effect of adopting SFAS No. 106 in the 1994 second quarter.
   The total initial charge, net of tax, related to Eli
   Witt was $3.2 million. The Corporation has reversed 49.9% of the initial charge (reflecting the percentage of Eli Witt outstanding common stock not currently held by the Corporation) related to Eli Witt in the current year's second quarter and will reverse the remaining initial charge related to Eli Witt as a component of the Corporation's equity in Eli Witt's results over twenty years, the period that Eli Witt is amortizing its initial liability.
      The adoption of SFAS No. 106 did not have an adverse effect on the Corporation's cash flow because the Corporation plans to continue funding the cost of postretirement benefits as they are paid to retirees.

F. Supplemental Financial Statement Information

      The supplemental financial information shown below, as restated, reflects the deconsolidation of Eli Witt as of November 27, 1993 and for the 26 weeks ended May 29, 1993 and is presented for comparative purposes.


     INVENTORIES
     Inventories consist of:
                                                   NOV. 27,            NOV. 27,
                                  MAY 28,            1993                1993
                                   1994          (AS REPORTED)        (RESTATED)
                               ------------      -------------        ----------
   Raw materials
     and supplies              $  34,381          $   34,232          $   34,232
   Work-in-process                16,841              15,213              15,213
   Finished goods                 18,721              78,771              20,842
                                --------           ---------            --------
                               $  69,943          $  128,216          $   70,287
                                --------           ---------            --------
                                --------           ---------            --------


   PROPERTY AND EQUIPMENT
   Property and equipment
     consist of:
                                                   NOV. 27,             NOV. 27,
                                  MAY 28,            1993                 1993
                                   1994          (AS REPORTED)         (RESTATED)
                                ----------       -------------         ----------
   Land                        $  11,372         $    13,453           $  11,414
   Buildings                      62,662              84,340              62,072
   Machinery and equipment        58,227              81,871              56,865
   Accumulated Depreciation      (54,151)            (64,766)            (51,581)
                                --------            --------            --------
                               $  78,110         $   114,898           $  78,770
                                --------            --------            --------
                                --------            --------            --------


SUPPLEMENTAL CASH FLOW INFORMATION
                                                            26 Weeks Ended
                                          --------------------------------------------------
                                                                MAY 29,             MAY 29,
                                           MAY 28,               1993                1993
                                            1994             (AS REPORTED)        (RESTATED)
                                          --------           -------------        ----------
   Cash paid during the period for:
   Interest, net of amounts capitalized   $  4,440            $  6,922            $  3,507
                                             -----               -----               -----
                                             -----               -----               -----
   Income taxes, net                      $    794            $  1,215            $  1,172
                                             -----               -----               -----
                                             -----               -----               -----

G. The net loss per common share for the thirteen and twenty-six weeks ended May 28, 1994 is based on the weighted average number of shares of common stock outstanding during the respective periods plus the common equivalent shares arising from the issuance of 125,000 stock options on April 7, 1994. The remaining outstanding stock options were not considered because they are anti-dilutive. The weighted average number of shares of common stock and common stock equivalents, computed using the Treasury Stock method, was 4,360,829 and 4,334,518 for the thirteen and twenty-six weeks ended May 28, 1994, respectively. The weighted average common shares outstanding for the thirteen and twenty-six weeks ended May 29, 1993 was 4,308,062 and 4,308,015, respectively. Stock options outstanding during these periods were not considered because they were anti-dilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
   As discussed in Note B, the Corporation's subsidiary in the wholesale distribution business, The Eli Witt Company ("Eli Witt"), has been deconsolidated from the Corporation's financial statements. Last year's statements have not been restated. The deconsolidation did not have an effect on the Corporation's cash flow because, as previously reported, the cash flows of Eli Witt have not been available to the Corporation because Eli Witt was financed separately from the Corporation and its other subsidiaries since February, 1993. Comparison of changes in cash flow with the prior year are based on the restated 1993 cash flow information contained in Note B.
   Cash flow used in operations in the 1994 year to date period principally reflects an increase in accounts receivable, consistent with last year, due to the seasonal nature of the nursery products business and a reduction in accounts payable, due to the timing of payments.  Cash flow used in operations was lower than the current period because last year included the termination of the accounts receivable sales agreement.
Excluding the effect of that one time use of cash, cash flow used in operations was comparable with the prior year's six month period.
   Cash flow used in 1994 investing activities reflects capital expenditures, primarily in the Corporation's industrial products business. Capital expenditures were higher in the current year due to timing. The prior year's investing activities reflect cash generated and used in several one time transactions. The Corporation received proceeds from the intercompany dividend and repayment of intercompany debt from Eli Witt in connection with Eli Witt becoming separately financed in 1993, and the Corporation entered into a mortgage with Eli Witt on a distribution facility. The proceeds from the dividend and repayment of intercompany debt, partially offset by the mortgage loan made to Eli Witt, were used by the Corporation to repay debt.
   Cash flow provided by financing activities in the current period include the proceeds from subordinated debt issued to MS Distribution, Inc. ("MSD"), a partner of NCC L.P. and an equipment mortgage obtained by the Corporation. The proceeds from these debt offerings were used to prepay $3.0 million of the Corporation's 9.7% Senior Notes with the balance of the proceeds used to reduce amounts outstanding under the Corporation's Credit Agreement. The subordinated debt issued does not require interest or principal payments until maturity, at which time it is exchangeable with the Series B preferred stock of the
Eli Witt.   The prior year's cash flow used in
financing activities reflects the reduction of the Corporation's debt in connection with the separate financing of Eli Witt in 1993.
   During the 1994 second quarter, Eli Witt entered into a commitment with a financial institution to obtain an $8 million mortgage on the distribution facility on which the Corporation currently holds the mortgage. Upon closing of this transaction, Eli Witt will use the mortgage proceeds to substantially repay its mortgage with the Corporation, which will use the proceeds to reduce its debt. This transaction is expected to be completed during the third quarter.
   Management believes that the Corporation's cash flow from operations may need to be supplemented by proceeds generated from other transactions to meet operating and capital requirements and scheduled debt repayments. Over the long-term, management will seek to maintain a level of indebtedness which is commensurate with the Corporation's earnings and cash flow.

RESULTS OF OPERATIONS
   As a result of the deconsolidation of Eli Witt and accounting for this subsidiary under the equity method of accounting, the current year's financial statements have been restated to reflect the deconsolidation as of the beginning of the fiscal year. Prior year's statements are not restated. The comparisons reflected in the following discussion are related to the information contained in Note B which presents a restatement of the prior year's results to reflect the deconsolidation of Eli Witt for comparative purposes.
   The Corporation's second quarter and six month results before the cumulative effect of the accounting change for postretirement benefits declined from the comparative periods of last year due principally to lower results at Eli Witt, partially offset by higher operating profit in the cigar business and the packaging and labeling systems business. The lower results at Eli Witt reflect a substantial decline in profit on cigarette inventory price appreciation that resulted from manufacturers' purchase incentive programs and price increases on cigarettes in the previous year. Price changes instituted by cigarette manufacturers in the third quarter last year also negatively affected gross profit by effectively reducing margins on cigarettes which comprise a substantial portion of Eli Witt's sales revenue.
   Operating profit at General Cigar Co., Inc. ("General Cigar") increased in the second quarter and six month period due principally to increased revenue from cigar sales, reflecting higher volume of premium cigar sales and price increases on all cigar categories. Also, General Cigar's higher operating profit reflected improved results from sales of shade grown wrapper tobacco in 1994 due to an improved crop as compared to last year's crop.
   In the industrial products business, CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") had higher operating profit due principally to increased sales volume on packaging machinery and packaging materials. The increased sales volume and improved margins from manufacturing efficiencies, including better absorption of fixed costs due to the higher volume, resulted in the higher operating profit. However, CMS Gilbreth recently was informed that its largest customer of packaging materials, comprising approximately 20% of CMS Gilbreth's total annual revenue, has decided to change the type of label to be applied to its product and therefore will not continue to purchase their labels from CMS Gilbreth. The impact of this will not affect the current year's results because the label change by the customer is not expected to take place until the 1995 first quarter.
   Operating profit in the Corporation's nursery products business, Imperial Nurseries, Inc. ("Imperial") decreased in the second quarter as compared to the prior year but was substantially unchanged in the six month period as compared to last year. Imperial's lower second quarter profit was due principally to timing of shipments, as some customers accepted delivery earlier this year than last year. In the six month period, higher sales volume was substantially offset by increased discounts and higher cost of sales, reflecting a change in the sales mix.
   In the Corporation's Connecticut real estate business, Culbro Land
Resources, Inc. ("CLR"), operating results declined from last year in the second quarter and six month period due to lower revenue from its joint venture investments and higher expenses. Subsequent to the end of the second quarter, CLR completed the sale of undeveloped land which generated approximately $1 million in proceeds and operating profit of approximately $900,000. This transaction will be reflected in the Corporation's third quarter results.
   The income in the 1994 second quarter and six month period from the cumulative adjustments of an accounting change reflects the reduction of the Corporation's initial liability for post-retirement benefits recorded upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits". This adjustment resulted from the deconsolidation of Eli Witt (See Note E).
   The higher effective tax rate in the second quarter and six month period of the current year principally reflects the effect of state taxes.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)  Annual Meeting of Shareholders - April 7, 1994

  (b)  The following were elected as Directors at the Annual Meeting:

       Bruce A. Barnet                  John L. Ernst
       John L. Bernbach                 Thomas C. Israel
       Edgar M. Cullman (Chairman)      Dan W. Lufkin
       Edgar M. Cullman, Jr.            Graham V. Sherren
       Frederick M. Danziger            Peter J. Solomon
                                        Francis T. Vincent, Jr.

       (c) (i) 1)  Mr. Bruce A. Barnet was elected a Director for 1994 with
                   4,007,692 votes in favor, 30,445 opposed and 270,151 not voting.

               2) Mr. John L. Bernbach was elected a Director for 1994 with 4,007,792 votes in favor, 30,345 opposed and 270,151 not voting.

               3) Mr. Edgar M. Cullman was elected a Director for 1994 with 4,008,159 votes in favor, 29,978 opposed and 270,151 not voting.

               4) Mr. Edgar M. Cullman, Jr was elected a Director for 1994 with 4,007,192 votes in favor, 30,945 opposed and 270,151 not voting.

               5) Mr. Frederick M. Danziger was elected a Director for 1994 with 4,008,092 votes in favor, 30,045 opposed and 270,151 not voting.

               6) Mr. John L. Ernst was elected a Director for 1994 with 4,008,092 votes in favor, 30,045 opposed and 270,151 not voting.

               7) Mr. Thomas C. Israel was elected a Director for 1994 with 4,007,992 votes in favor, 30,145 opposed and 270,151 not voting.

               8) Mr. Dan W. Lufkin was elected a Director for 1994 with 4,006,059 votes in favor, 32,078 opposed and 270,151 not voting.

               9) Mr. Graham V. Sherren was elected a Director for 1994 with 4,007,732 votes in favor, 30,405 opposed and 270,151 not voting.

               10) Mr. Peter J. Solomon was elected a Director for 1994 with
                   4,007,892 votes in favor, 30,245 opposed and 270,151 not voting.

               11) Mr. Francis T. Vincent, Jr. was elected a Director for 1994 with 4,008,092 votes in favor, 30,045 opposed and 270,151 not voting.

           (ii) The selection of Price Waterhouse as independent accountants for 1994 was approved by 3,847,708 votes in favor and 182,527 opposed with 7,902 abstentions and 270,151 not voting.

           (iii) A shareholders' proposal for cumulative voting in the election of directors received 814,298 votes in favor and 2,961,286 opposed with 9,036 abstentions and 523,668 not voting.

           (iv) The grant of stock options pursuant to an employment agreement with the Corporation's Chief Financial Officer was approved by 3,802,298 in favor, and 225,790 against with 10,049 abstentions and 270,151 not voting.

       (d) Not Applicable

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 CULBRO CORPORATION
                                 (Registrant)




Date:  July 18, 1994
                          /s/ Jay M. Green
                          ----------------------------------------------------
                          Jay M. Green
                          Executive Vice President -
                          Chief Financial Officer and Treasurer




Date:  July 18, 1994
                          /s/ Joseph Aird
                          ----------------------------------------------------
                          Joseph Aird
                          Vice President - Controller