Form 10-Q
period 1994-08-27
CULBRO CORP
filed 1994-10-11
CIK 26093

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549


                                       FORM 10Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the 13 weeks ended August 27, 1994           Commission File No. 1-1210


                                 CULBRO CORPORATION

              (Exact name of registrant as specified in its charter)


NEW YORK                                               13-0762310
(state or other jurisdiction of                        (IRS Employer
 incorporation or organization)                         Identification Number)

387 Park Avenue South, New York, New York              10016-8899
(Address of principal executive offices)               (Zip code)

Registrant's Telephone Number including Area Code      (212) 561-8700

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

                                 Yes     X                No

Number of shares of Common Stock outstanding at October 1, 1994 - 4,308,288

                 CULBRO CORPORATION AND SUBSIDIARY COMPANIES


                                   INDEX



PART I - FINANCIAL INFORMATION                                    PAGE


         Consolidated Balance Sheet
         August 27, 1994 and November 27, 1993 . . . . . . . . . .  3

         Consolidated Statement of Operations and
         Retained Earnings - thirteen weeks ended
         August 27, 1994 and August 28, 1993 . . . . . . . . . . . . 4

         Consolidated Statement of Operations and
         Retained Earnings - thirty-nine weeks ended
         August 27, 1994 and August 28, 1993 . . . . . . . . . . . . 5

         Consolidated Statement of Cash Flows -
         thirty-nine weeks ended August 27, 1994
         and August 28, 1993 . . . . . . . . . . . . . . . . . . . . 6

         Notes to Consolidated Financial Statements. . . . . . . .7-12

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . 13-14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                              CULBRO CORPORATION
                          CONSOLIDATED BALANCE SHEET
                  (dollars in thousands except per share data)

                                           August 27,          November 27,
ASSETS                                        1994                 1993
                                           -----------         ------------
Current Assets                             (unaudited)
Cash and cash equivalents                    $  668              $  8,715
Receivables, less allowance of $1,208
   (1993 - $2,364)                           23,736                75,917
Inventories                                  69,873               128,216
Other current assets                         13,694                 5,931
                                           -----------          ------------
Total current assets                        107,971               218,779

Property and equipment, net                  76,803               114,898
Real estate held for sale or lease, net      31,355                35,338
Investment in Series B preferred stock of
   The Eli Witt Company                      15,000                     -
Investment in real estate joint ventures      8,075                 8,275
Other assets                                 20,414                24,923
Intangible assets                            19,160                21,446
                                           --------              ---------
Total assets                               $278,778              $423,659
                                           =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities   $ 24,977              $ 76,904
Long-term debt due within one year            4,285                14,519
Income taxes                                  1,406                   264
                                            --------              --------
Total current liabilities                    30,668                91,687

Long-term debt                              107,259               175,405
Deferred income taxes                             -                 5,479
Other postretirement benefit obligations     11,912                14,548
Other noncurrent liabilities and
    deferred credits                         18,120                15,653
                                           ---------            ----------
Total liabilities                           167,959               302,772
                                            --------             ---------

Minority interest in subsidiary                   -                10,005
                                            --------             ---------

Shareholders' Equity
Common stock, par value $1
         Authorized - 10,000,000 shares
         Issued - 4,549,190 shares             4,549                  4,549
Capital in excess of par value                13,296                 13,296
Retained earnings                             98,279                 98,345
                                             --------              ----------
                                             116,124                116,190
Less - Common stock in Treasury, at cost,
  240,902 shares (1993 - 241,128)             (5,305)                (5,308)
                                             --------               ----------
Total shareholders' equity                   110,819                110,882
                                            ----------              -----------

Total liabilities, minority interest
          and shareholders' equity          $278,778              $423,659
                                            =========             ============

The 1994 financial statements reflect the deconsolidation of Eli Witt effective at the beginning of the current year.
Prior periods reflect Eli Witt as a fully consolidated subsidiary. See Note B.



See Notes to Consolidated Financial Statements.


                                CULBRO CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                      (dollars in thousands except per share data)
                                     (unaudited)

                                                     13 Weeks Ended
                                              -----------------------------
                                              August 27,          August 28,
                                                 1994                1993
                                             ------------         -----------
Net sales and other revenue                   $ 46,760              $357,919
Costs and expenses
  Cost of goods sold                            29,368               318,231
  Selling, general and
    administrative expenses                     13,549                33,867
  Other expense                                  4,000                     -
                                              -----------           ----------
Operating (loss) profit                            (157)               5,821
  Income (loss) related to
    equity investments                              869                 (400)
  Interest expense, net                           2,183                3,602
                                               -----------          -----------
  (Loss) income before taxes                     (1,471)               1,819
  Income tax (benefit) provision                   (325)                 746
                                               ------------         -----------
(Loss) income before minority interest           (1,146)               1,073
Minority interest                                     -                 (224)
                                               ------------         -----------
Net (loss) income                                (1,146)                 849
Accretion of Series A preferred
   stock of Eli Witt                                  -                 (221)
                                                ------------        -----------
Net (loss) income applicable to
    common shareholders                          (1,146)                 628
Retained earnings - beginning of period          99,425               97,221
                                                ------------        -----------
Retained earnings - end of period             $  98,279             $ 97,849
                                               =============         ===========

Net (loss) income per common share           $    (0.27)           $    0.14
                                              ==============        ===========



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


See Notes to Consolidated Financial Statements.

                                 CULBRO CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                   (dollars in thousands except per share data)
                                   (unaudited)

                                                   39 Weeks Ended
                                           --------------------------------
                                           August 27,            August 28,
                                              1994                  1993
                                           ------------          -----------
Net sales and other revenue                 $134,619              $1,034,176
Costs and expense
  Cost of goods sold                          85,446                 927,147
  Selling, general and
      administrative expenses                 39,430                  92,873
  Other expense                                4,000                       -
                                            -----------            -----------
Operating profit                               5,743                  14,156
  Loss related to equity investments          (1,191)                   (525)
  Interest expense, net                        6,172                  11,068
  Fees on sales of accounts receivable             -                     476
                                            ------------            -----------
  (Loss) income before taxes                  (1,620)                  2,087
  Income tax provision                            18                     853
                                             -----------            ------------
(Loss) income before minority interest
    and cumulative effect of accounting
    change                                    (1,638)                1,234
Minority interest                                  -                  (268)
                                             -----------            -----------
Income before cumulative effect of
    accounting change                         (1,638)                  966
Cumulative effect of accounting change for
    postretirement benefits, net of tax        1,572                (9,177)
                                             ------------          ------------
Net loss                                         (66)               (8,211)
Accretion of Series A preferred stock
     of Eli Witt                                   -                  (442)
                                              -----------           -----------
Net loss applicable to common
     shareholders                                 (66)              (8,653)
Retained earnings - beginning of period        98,345              106,502
                                             -------------         -------------
Retained earnings - end of period            $ 98,279          $    97,849
                                             =============         =============

(Loss) income per common share before
    cumulative effect of accounting change $   (0.38)         $      0.12
Cumulative effect of accounting change
  per common share                              0.36                (2.13)
                                            ---------------        ------------
Net loss per common share                  $   (0.02)         $     (2.01)
                                            ===============        ============



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


See Notes to Consolidated Financial Statements.

                                        CULBRO CORPORATION
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (dollars in thousands)
                                            (unaudited)

                                                    39 Weeks Ended
                                            ------------------------------
                                            August 27,            August 28,
                                              1994                    1993
                                            ------------          -----------
Operating activities:
Net (loss)                                  $    (66)              $(8,211)
Adjustments to reconcile net loss
to net cash provided by operating
    activities:
  Cumulative effect of accounting change,
    net of tax                                (1,572)                9,177
  Depreciation and amortization                5,409                 9,141
  Loss related to equity investment            1,191                   525
  Provision for bad debts                        308                 1,207
  Changes in assets and liabilities net of
   effects from the deconsolidation of Eli
   Witt in 1994 and the acquisition of
   Certified Grocers in 1993:
     Reductions in real estate held for sale
        or lease, net                          3,983                  616
       Decrease in inventories                   414               71,029
       Decrease in accounts receivable         1,041                6,325
       Decrease in sales of accounts
         receivable                                -              (26,000)
       Decrease in accounts payable and
         accrued liabilities                  (1,638)              (6,259)
       Decrease in deferred taxes             (2,843)                (751)
Other, net                                      (116)                (938)
                                             -----------          ----------
Net cash provided by operating activities      6,111               55,861
                                             -----------          ----------


Investing activities:
Additions to property and equipment           (2,961)              (7,322)
Proceeds from Take-out Agreement with
    Moll PlastiCrafters                            -                4,953
Acquisition of Certified Grocers, net
    cash acquired                                  -               (2,004)
                                              -----------        -----------
Net cash used in investing activities         (2,961)              (4,373)
                                              -----------        ------------

Financing activities:
Payments of debt (1993 principally reflects
  refinancing of debt assumed from
  acquisition of Certified Grocers)         (20,357)             (70,751)
Increase in debt (1993 principally reflects
  debt assumed in acquisition
   of Certified Grocers)                    17,000                23,944
                                            -----------         -----------
Net cash used in financing activities       (3,357)              (46,807)
                                            -----------         ------------

Net (decrease) increase in cash and
    cash equivalents                         (207)                4,681

Cash and cash equivalents at beginning of
    period (excluding Eli Witt cash of
    $7,840 at the beginning of 1994 not
    available to the Corporation)             875                 1,898
                                           -----------          ------------

Cash and cash equivalents at
    end of period                        $    668              $  6,579
                                          =============         =============

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


See Notes to Consolidated Financial Statements.

                                        CULBRO CORPORATION

                              Notes to Consolidated Financial Statements
                                        (dollars in thousands)
                                             (unaudited)

A. The unaudited financial statements included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1993 Annual Report to Shareholders included in Form 10K, except for a change in the basis of consolidation (as discussed in Note B below) and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.
         The results of operations for the thirteen and thirty-nine weeks ended August 27, 1994 are not necessarily indicative of the results to be expected for the full year.

B. The consolidated financial statements reflect the accounts of all the Corporation's wholly-owned subsidiaries. The Corporation's subsidiary in the wholesale distribution business, The Eli Witt Company ("Eli Witt"), which previously was included in the Corporation's consolidated financial statements, has been deconsolidated and is accounted for under the equity method.
         On April 25th, 1994, Eli Witt acquired the net assets of the Southern Divisions of NCC L.P. ("NCC South", see Note C). Prior to this acquisition, the Corporation owned 85% of the outstanding common stock of Eli Witt, and the former shareholders of Certified Grocers of Florida, Inc. ("Certified Grocers") held 15% of the outstanding common stock of Eli Witt, which they received in connection with Eli Witt's acquisition of Certified Grocers in 1993. In connection with the acquisition, Eli Witt issued additional common stock totaling approximately 24% of its outstanding common stock to NCC L.P. ("NCC"). In a separate transaction executed simultaneously with Eli Witt's acquisition of the net assets of NCC South, the Corporation received proceeds of $12 million from MS Distribution, Inc. ("MSD"), holder of a partnership interest in NCC and an affiliate of the Morgan Stanley Leveraged Equity Fund II, L.P., in exchange for a $15 million subordinated note and approximately 14% of Eli Witt's outstanding common stock held by the Corporation (See Note D). As a result of these transactions, MSD now holds approximately 38% of the outstanding common stock of Eli Witt. The
Corporation retained a 50.1% ownership in the outstanding common stock of Eli Witt, and the former shareholders of Certified Grocers now hold approximately 12% of the outstanding common stock of Eli Witt.
         In connection with the issuance of Eli Witt common stock to MSD, the Corporation and MSD entered into a Shareholders Agreement. This agreement contains certain provisions ("governance provisions") which state that all major transactions by Eli Witt, including amongst others, incurrence of debt, acquisitions, material contracts, the sale of assets, stock issuance and repurchase, changes in Eli Witt's charter and by-laws, and capital expenditures, require prior approval by MSD. Additionally, the Corporation and the other holders of Eli Witt's outstanding common stock intend to proceed with a public offering of the common stock of Eli Witt in due course. Therefore, due to the shareholders rights granted to MSD, which limit the control of the Corporation over Eli Witt, and the likelihood that the Corporation's ownership of 50.1% of Eli Witt's outstanding common stock is temporary, Eli Witt has been deconsolidated from the Corporation's financial statements as of April 1994 and accounted for under the equity method. The financial statements presented for the current period reflect the application of the equity method of accounting for the Corporation's investment in Eli
Witt retroactively applied to the beginning of the current year. The financial statements of the prior year continue to reflect Eli Witt as a fully consolidated subsidiary of the Corporation.
         The following condensed pro forma financial statements of the Corporation, presented for comparative purposes, reflect a restatement of the prior year to present Eli Witt under the equity method.

Condensed Balance Sheet of Culbro Corporation
                                                                  Nov. 27,
                                          August 27,                1993
                                             1994                (restated)
                                          ----------            --------------
Total current assets                     $  107,971            $    100,293
  Property and equipment, net                76,803                  78,770
  Investment in Series B preferred
     stock of Eli Witt                       15,000                  15,000
  Other noncurrent assets                    59,844                  71,859
  Intangible assets                          19,160                  19,646
                                          -----------           --------------
Total assets                             $  278,778            $    285,568
                                         =============          ===============

  Long term debt due within
       one year                        $     4,285             $     9,747
  All other current liabilities             26,383                  26,879
                                         -------------           -------------
Total current liabilities                   30,668                  36,626
  Long term debt                           107,259                 104,914
  Deferred taxes, other noncurrent
       liabilities and deferred
        credits                             30,032                  33,146
                                          ------------            ------------
Total liabilities                          167,959                 174,686
Shareholders' equity                       110,819                 110,882
                                          ------------            ------------
Total liabilities and
       shareholders' equity             $  278,778             $   285,568
                                         ==============         ==============

Condensed Statements of Operations of Culbro Corporation
                                                  13 Weeks Ended
                                           ------------------------------
                                                                 August 28,
                                            August 27,              1993
                                               1994              (restated)
                                           -------------        ------------
Net sales and other revenue                $   46,760           $   41,291
  Cost of goods sold                           29,368               26,119
  Selling, general and
    administrative expenses                    13,549               13,218
  Other expense                                 4,000                    -
                                             ------------        ------------
Operating (loss) profit                          (157)                1,954
  Income related to equity investments            869                   418
  Interest expense, net                         2,183                 2,019
                                             ------------        -------------
(Loss) income before taxes                     (1,471)                  353
Income tax (benefit)                             (325)                 (275)
                                             ------------         -------------
Net (loss) income applicable to
    common shareholders                   $    (1,146)            $       628
                                             =============         =============
Net (loss) income per common share        $     (0.27)             $     0.14
                                             =============         =============

                                                      39 Weeks Ended
                                             ---------------------------------
                                                                    August 28,
                                              August 27,               1993
                                                 1994               (restated)
                                             -------------         ------------
Net sales and other revenue                    $134,619             $ 119,816
  Cost of goods sold                             85,446                77,365
  Selling, general and
    administrative expenses                      39,430                38,258
  Other expense                                   4,000                     -
                                              -------------          ----------
Operating profit                                  5,743                 4,193
  (Loss) income related to equity investments    (1,191)                1,672
  Interest expense, net                           6,172                 5,524
  Fees on sales of accounts receivable                -                   476
                                               -------------          ---------
(Loss) before taxes                               (1,620)                (135)
Income tax provision (benefit)                        18                 (659)
                                               ------------          -----------
(Loss) income applicable to common
    shareholders before cumulative effect
    of accounting change                      $   (1,638)          $     524
                                               ============         ============
(Loss) income per common share before
    cumulative effect of accounting change    $    (0.38)           $    0.12
                                               ============          ===========

Condensed Statement of Cash Flows of Culbro Corporation
                                                    39 Weeks Ended
                                             ------------------------------
                                                                  August 28,
                                             August 27,              1993
                                                1994              (restated)
                                             ------------         -----------
Operating activities:
- ---------------------
Net loss                                     $    (66)             $ (8,211)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
    activities:
    Cumulative effect of accounting change    (1,572)                9,177
    Depreciation and amortization              5,409                 5,643
    Loss (income) related to equity
     investments                               1,191                (1,672)
  Decrease in sale of accounts receivable          -                (6,500)
  Changes in assets and liabilities              957                (1,419)
Other, net                                       192                  (773)
                                            ------------           -----------
Net cash provided by (used in) operating
      activities                               6,111                 (3,755)
                                            -------------          ------------

Investing activities:
- ----------------------
  Additions to property and equipment        (2,961)                 (3,130)
  Dividend received from Eli Witt
    and repayment of intercompany debt
     by Eli Witt to the Corporation               -                  87,658
  Mortgage loan on distribution facility
     to Eli Witt                                  -                 (10,000)
  Proceeds from Take-Out Agreement                -                   4,953
                                            -------------          ------------
  Net cash (used in) provided by
     investing activities                    (2,961)                 79,481
                                            -------------          ------------

Financing activities:
- ----------------------
  Payments of long-term debt                (20,357)               (75,991)
  Increases in long-term debt                17,000                      -
                                            ------------           ------------
  Net cash used in financing activities      (3,357)               (75,991)
                                           -------------          -------------
  Net decrease in cash and cash equivalents    (207)                  (265)
  Cash and cash equivalents at beginning
      of period                                 875                    794
                                           --------------         -------------
  Cash and cash equivalents at end
      of period                           $     668             $      529
                                           ==============        ==============

C. The Corporation's investment in Eli Witt as of August 27, 1994 reflects the mandatorily redeemable Series B preferred stock of Eli Witt held by the Corporation. At the time of the deconsolidation, Eli Witt was in a common deficit position, and as such, the Corporation's investment in Eli Witt's common stock is reflected at zero in the Corporation's consolidated balance sheet. The Corporation recognized results of Eli Witt through the deconsolidation date and will not recognize any future profits or losses of Eli Witt until Eli Witt's common deficit is recouped.

        Eli Witt's condensed financial information is as follows:

Condensed Statement of Operations of Eli Witt

                                                     39 weeks ended
                                          ----------------------------------
                                           August 27,            August 28,
                                              1994                  1993
                                          ----------------       ------------
Net sales and other revenues              $1,072,063             $  914,359

Operating (loss) profit                       (4,575)                 9,963

Net (loss) income                         $   (6,193)            $    2,907

Condensed Balance Sheet of Eli Witt
                                            August  27,          November 27,
                                               1994                  1993
                                            ------------        --------------
Total current assets                          $136,256            $ 118,486
  Property and equipment, net                   42,261               36,128
  Other assets                                  12,262               12,382
                                             -----------        --------------
Total assets                                  $190,779            $ 166,996
                                             ===========        ===============

Total current liabilities                     $ 71,302             $  54,438
  Long-term debt                                96,493                80,491
  Other noncurrent liabilities                  10,084                11,659
                                             ------------        --------------
Total liabilities                              177,879                146,588
                                             ------------        --------------
Mandatorily redeemable preferred stock          17,275                 16,150
                                             -------------       --------------
Shareholders' (deficit) equity:
  Series A preferred stock                      10,764                 10,005
  Common deficit                               (15,139)                (5,747)
                                              -------------       -------------
Total shareholders' (deficit) equity            (4,375)                 4,258
                                             -------------        -------------
Total liabilities, preferred stock &
   shareholders' (deficit) equity             $190,779               $166,996
                                              ==============       ============

      On April 25th, 1994, Eli Witt acquired the net assets of NCC South, which comprised a substantial portion of NCC L.P., a limited partnership engaged in the wholesale distribution business. NCC South operated primarily in the same region as Eli Witt and had annual revenue of approximately $600 million. The acquisition was accounted for as a purchase by Eli Witt and the assets and liabilities acquired were recorded by Eli Witt at their estimated fair market values of approximately $50.3 million and $47.7 million, respectively.
       Additionally, Eli Witt issued to MSD, for proceeds of $3 million, a non-interest bearing convertible subordinated note with a principal amount of $5 million maturing in August 1998. The effective interest rate on the note, reflected by the original issue discount of $2 million, is 12.5%.

D. Concurrent with the acquisition described above in Note C, the Corporation issued subordinated debt and Eli Witt common stock to MSD for proceeds of $12 million. The subordinated debt has a face value of $15 million, is due in August 1998, accrues interest at 10% per annum, and is exchangeable for the Series B preferred stock of Eli Witt currently held by
the Corporation.   No interest payments are required until maturity at which
time the principal and accrued interest may be exchanged for the Series B preferred stock of Eli Witt. The Corporation used the proceeds to prepay $3 million of its 9.7% Senior Notes and the balance of the proceeds were used to reduce amounts outstanding under the Corporation's Credit Agreement.
         On January 27th, 1994 the Corporation obtained a $5 million mortgage on certain equipment. The proceeds were used to reduce the amount outstanding under the Corporation's Credit Agreement. The mortgage bears interest at 7.25% per annum and has a term of ten years, with a balloon payment of $1.2 million due at termination.
         Subsequent to the end of the third quarter, Eli Witt obtained an $8 million mortgage from a financial institution on their Ocala, Florida distribution facility. Eli Wit used all of the proceeds to substantially repay the $10 million mortgage that was held by the Corporation. The Corporation used the proceeds to reduce the outstanding amounts under its Credit Agreement and now holds a $2 million second mortgage on the Ocala facility. The $8 million is included in Other Current Assets on the Corporation's August 27, 1994 balance sheet.

E. Effective in the 1993 first quarter, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions."   This statement
requires the Corporation to recognize postretirement benefits on the accrual basis and record a liability for the present value of its unfunded accumulated postretirement benefit obligation. The Corporation previously expensed the cost of postretirement benefits when paid. The Corporation elected to immediately record its accumulated liability, measured as of the beginning of fiscal 1993, with a net charge of $9.2 million ($2.13 per common share) reflecting the cumulative effect of the accrued postretirement benefit obligation of $14.8 million, net of a deferred tax benefit of $5.6 million.
          Eli Witt, in its separate company financial statements, adopted SFAS No. 106 prospectively and elected to amortize its initial liability over twenty years. Therefore, the initial liability recorded upon the Corporation's adoption of SFAS No. 106 included amounts related to Eli Witt that are no longer required to be included in the Corporation's accounts as a result of the deconsolidation of Eli Witt (see Note B). The Corporation adjusted the charge for the cumulative effect of adopting SFAS No. 106 in the current year. Upon adopting SFAS No. 106 in 1993, the Corporation elected to immediately recognize the cumulative effect of this accounting
change.   The total initial charge, net of tax, related to Eli Witt was $3.2 million. The Corporation has reversed 49.9% of the initial charge (reflecting the percentage of Eli Witt outstanding common stock not currently held by the Corporation) related to Eli Witt in the current year and will reverse the remaining initial charge related to Eli Witt as a component of the Corporation's equity in Eli Witt's results over twenty years, the period that Eli Witt is amortizing its initial liability.
       The adoption of SFAS No. 106 did not have an adverse effect on the Corporation's cash flow because the Corporation plans to continue funding the cost of postretirement benefits as they are paid to retirees.

F. The Other Expense of $4.0 million in the 1994 third quarter and nine month statements of operations reflects a $3.6 million charge, in the Connecticut real estate business, for the writeoff of costs expended in earlier years on projects which will not be developed as they are no longer deemed viable, and a $400 charge to restructure a unit in the industrial products business.

G.   Supplemental Financial Statement Information

       The supplemental financial information shown below, as restated, reflects the deconsolidation of Eli Witt as of November 27, 1993 and for the 39 weeks ended August 28, 1993 and is presented for comparative purposes.

     Inventories
     ----------------
     Inventories consist of:
                                                     Nov. 27,       Nov. 27,
                                   August 27,          1993           1993
                                      1994         (as reported)   (restated)
                                  ------------     -------------  -------------
         Raw materials
          and supplies             $32,374           $  34,232       $34,232
         Work-in-process            16,775              15,213        15,213
         Finished goods             20,724              78,771        20,842
                                  ------------      --------------  ------------
                                   $69,873            $128,216       $70,287
                                  ============      ==============  ===========


         Property and equipment
         -----------------------
         Property and equipment
           consist of:
                                                       Nov. 27,      Nov. 27,
                                    August 27,          1993           1993
                                      1994          (as reported)   (restated)
                                    ------------    -------------   -----------
         Land                        $11,303          $ 13,453       $ 11,414
         Buildings                    62,478            84,340         62,072
         Machinery and equipment      57,964            81,871         56,865
         Accumulated Depreciation    (54,942)          (64,766)       (51,581)
                                    ------------    --------------   -----------
                                     $76,803          $114,898       $ 78,770
                                    ============    ==============   ==========

SUPPLEMENTAL CASH FLOW INFORMATION
                                                 39 Weeks Ended
                                    -----------------------------------------
                                                      August 28,    August 28,
                                     August 27,          1993          1993
                                       1994         (as reported)   (restated)
                                    --------------  --------------  -----------

Cash paid during the period for:
Interest, net of amounts
    capitalized                       $6,107           $10,719        $5,478
                                   ==============   ==============  ============

Income taxes, net                     $2,356           $ 1,504
                                   ==============   ==============

H. The results per common share for the thirteen and thirty-nine weeks ended August 27, 1994 and the thirteen and thirty-nine weeks ended August 28, 1993 is based on the weighted average number of shares of common stock outstanding during the respective periods. The Corporation's outstanding stock options were not considered because they were anti-dilutive during these periods.
The weighted average number of shares of common stock was 4,308,228 and 4,308,261 for the thirteen and thirty-nine weeks ended August 27, 1994, respectively. The weighted average common shares outstanding for the thirteen and thirty-nine weeks ended August 28, 1993 was 4,308,062.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------
     As discussed in Note B, the Corporation's subsidiary in the wholesale distribution business, The Eli Witt Company ("Eli Witt"), was deconsolidated from the Corporation's financial statements in the current year's second quarter. Last year's statements have not been restated. The deconsolidation did not have an effect on the Corporation's cash flow because, as previously reported, the cash flow of Eli Witt has not been available to the Corporation since Eli Witt was financed separately from the Corporation and its other subsidiaries in February, 1993. However, the following comparison of changes in cash flow with the prior year are based on the restated 1993 financial statements contained in Note B.
     Net cash provided by operating activities in the current year's nine month period as compared to net cash used in operating activities in the comparable period of the prior year principally reflects the effect of the termination of the accounts receivable sales agreement last year and the Corporation's higher operating profit, excluding the effect of the $4.0 pretax charge, which primarily reflected the writeoff of previously expended costs in the Corporation's Connecticut real estate business. The termination of the accounts receivable sales agreement was related to the separate financing of Eli Witt that became effective in the prior year's first quarter.
     Cash used in 1994 investing activities reflects capital expenditures, primarily in the Corporation's industrial products business, which were slightly lower than the prior year's nine month period. The prior year's investing activities reflected cash generated and used in several one time transactions. The Corporation received proceeds from the intercompany dividend and repayment of intercompany debt from Eli Witt in connection with Eli Witt becoming separately financed in 1993, and the Corporation entered into a mortgage with Eli Witt on their Ocala, Florida distribution facility. The net proceeds from these, transactions were used by the Corporation to repay its debt last year.
     Cash used in financing activities declined in the current period because the prior year reflected higher payments of long-term debt principally from cash generated by the one-time transactions described above. Cash used in financing activities in the current period reflects payments of long-term debt, including a $3 million prepayment and a $7.6 million scheduled payment of the 9.7% Senior Notes and a reduction of amounts outstanding under the Credit Agreement, principally from the proceeds of subordinated debt issued to MS Distribution, Inc. ("MSD"), a partner of NCC L.P., and an equipment mortgage obtained by the Corporation. The subordinated debt does not require interest or principal payments until maturity, at which time it is exchangeable for the Series B preferred stock of Eli Witt currently held by the Corporation.
     Subsequent to the end of the third quarter, Eli Witt obtained an $8 million mortgage from a financial institution on their Ocala distribution facility on which the Corporation held a $10 million mortgage. Eli Witt used all of the mortgage proceeds to reduce its mortgage with the Corporation, which repaid outstanding debt under its Credit Agreement. The Corporation retained a $2 million second mortgage on the Ocala facility.
     Management believes that the Corporation's cash flow from operations may need to be supplemented by proceeds generated from other transactions to meet operating and capital requirements and scheduled debt repayments. Over the long-term, management will seek to maintain a level of indebtedness which is commensurate with the Corporation's earnings and cash flow.

Results of Operations
- ------------------------
    As a result of the deconsolidation of Eli Witt, and accounting for this subsidiary under the equity method, the current year's financial statements have been restated to reflect the deconsolidation as of the beginning of the fiscal year. Prior year's statements were not restated. The comparisons reflected in the following discussion pertain to the statements of operations contained in Note B, which presents a restatement of the prior year's results to reflect the deconsolidation of Eli Witt for comparative purposes.
    The Corporation's third quarter and nine month results, before the cumulative effect of the accounting change for postretirement benefits, declined from the comparative periods of last year due to other expense of $4.0 million recorded in the current year's third quarter. The other expense includes a $3.6 million charge in the Corporation's Connecticut real estate business for the writeoff of previously expended costs on projects which will not be developed as they are no longer viable, and a $400,000 charge to restructure a unit in the industrial products business. These items were partially offset by higher operating profit in the cigar business and in the industrial products business, excluding the restructuring charge.
    Operating profit at General Cigar Co., Inc. ("General Cigar") increased due principally to higher volume on premium cigar sales and price increases on all cigar categories. Excluding the restructuring charge, operating profit at CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") increased due principally to higher sales volume on both packaging machinery and packaging materials and improved margins on sales. The improved margins reflected benefits realized from manufacturing efficiencies and better absorption of fixed costs due to the higher volume. CMS Gilbreth's largest customer of packaging materials, comprising approximately 20% of CMS Gilbreth's total annual revenue, has informed management that they will change the type of label to be applied to their product and therefore will not continue to purchase labels from CMS Gilbreth. The impact of this will not affect the current year's results because the change by the customer is not expected to take place until the 1995 first quarter, at the earliest.
    In the Corporation's Connecticut real estate business, Culbro Land Resources, Inc. ("CLR"), excluding the $3.6 million charge described above, operating results increased in the third quarter and nine months as compared to corresponding periods of the prior year. This increase was due to a significant land sale completed in the current year's third quarter, whereby CLR received proceeds of approximately $1,000,000 and profit of approximately $900,000 on the sale of 78 acres of undeveloped land.
    Results in the Corporation's nursery products business, Imperial Nurseries, Inc. ("Imperial") were substantially unchanged in the third quarter and nine month period. Imperial's business continues to be negatively affected by competitive pricing pressures in the industry and\ higher costs.
    The Corporation's lower results from equity investments was due to Eli Witt, as the cigarette inventory price appreciation and manufacturers' purchase incentive programs that benefitted Eli Witt in the prior year did not occur in the current year. Price changes instituted by cigarette manufacturers in the third quarter last year also negatively affected gross profit by effectively reducing margins on cigarettes, which comprise a substantial portion of Eli Witt's sales. The Corporation did not recognize its share of Eli Witt's results subsequent to the deconsolidation because of Eli Witt's common deficit position and will not recognize any future results of Eli Witt until their common deficit is recouped.
    The 1994 nine month period included a net benefit of approximately $1.6 million representing the reductions of the Corporation's initial liability for post-retirement benefits recorded upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits". This item resulted from the deconsolidation of Eli Witt (See Note E).

                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                      CULBRO CORPORATION
                                         (Registrant)

Date:  October 10, 1994                       (Jay M. Green)
                                              Jay M. Green
                                              Executive Vice President -
                                              Chief Financial Officer and
                                              Treasurer




Date:  October 10, 1994                       (Joseph Aird)
                                              Joseph Aird
                                              Vice President - Controller