Form 10-K
period 1994-12-03
CULBRO CORP
filed 1995-04-12
CIK 26093

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 3, 1994
                   ------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-1210
                                                 ------

                               CULBRO CORPORATION
             (Exact name of registrant as specified in its charter)


                 NEW YORK                              13-0762310
                 --------                              ----------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

 387 Park Avenue South, New York, New York             10016-8899
 -----------------------------------------             ----------
 (Address of principal executive offices)              (Zip Code)

(Registrant's Telephone Number, Including Area Code)  (212) 561-8700
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
            Title of each class                    on which registered
            -------------------                   ---------------------
        Common Stock, $1 par value            New York Stock Exchange, Inc.


Securities registered pursuant to Section 12(g) of the Act:

               None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$29,000,000 approximately, based on the closing sales price on the New York Stock Exchange on February 20, 1995.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock:
4,308,513 shares as of February 20, 1995.

     The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

 Part                                   Document
 ----                                   --------

    I     Annual Report to Shareholders for the fiscal year ended December 3,
          1994
   II     Annual Report to Shareholders for the fiscal year ended December 3,
          1994
  III     Proxy Statement in connection with the 1995 Annual Meeting of
          Shareholders
   IV Annual Report to Shareholders for the fiscal year ended December 3, 1994 (such Annual Report is referred to hereinafter as the "Annual Report")

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I


ITEM 1 - BUSINESS


     Culbro Corporation and its subsidiaries (the "Corporation") comprise a diversified consumer and industrial products company. The Corporation engages in four principal lines of business: (1) Consumer Products, comprised of the manufacturing and marketing of cigars and the growing, processing and selling of cigar wrapper tobacco; (2) Nursery Products, growing for sale container and field grown nursery products principally to nursery mass merchandisers, and owning and operating wholesale sales and service centers; (3) Industrial Products, which consists of the manufacturing and marketing of packaging and labeling systems which include plastic shrink film labels and tamper-evident seals and the production of packaging and labeling machinery to apply them; and
(4) Real Estate, owning, building and managing commercial and industrial properties and developing residential subdivisions on real estate owned by the Corporation in Connecticut and Massachusetts, and owning and managing its headquarters building at 387 Park Avenue South in New York City.

     The approximate net sales and other revenue, operating profit and identifiable assets attributable to each reportable segment of the Corporation in each of the last three fiscal periods are set forth in Note 10 to the Consolidated Financial Statements.


EQUITY INVESTMENTS


     On April 25, 1994, The Eli Witt Company ("Eli Witt") acquired the net assets of the six Southern distribution facilities of NCC L.P. in exchange for 595,000 newly issued common shares of Eli Witt. The six facilities, designated as NCC South, comprised a portion of the overall distribution business of NCC L.
P. Prior to this acquisition, the Corporation owned 85% of the outstanding common stock of Eli Witt and the former shareholders of Certified Grocers of Florida, Inc. ("Certified Grocers") held 15% which they received in connection with Eli Witt's acquisition of Certified Grocers in 1993. In a transaction executed simultaneously with Eli Witt's acquisition of the net assets of NCC South, the Corporation sold 400,000 shares of its Eli Witt common stock to MS Distribution, Inc. ("MSD"), a former limited partner of NCC and an affiliate of the Morgan Stanley Leveraged Equity Fund II L.P., and issued a $15 million subordinated note to MSD. The Corporation received proceeds of $12 million and entered into an agreement with MSD to exchange, in 1998, the subordinated note for the $15 million face value Eli Witt Series B Preferred Stock held by the Corporation. As a result of these transactions, MSD owns shares totalling approximately 38% of the outstanding common stock of Eli Witt.

     As a result of Eli Witt's issuance of additional common stock in connection with the acquisition and the concurrent sale by the Corporation of certain of its Eli Witt common stock holdings in the transaction, the Corporation's ownership of Eli Witt's outstanding common stock was reduced from 85% to 50.1%. In connection with these transactions, the Corporation entered into a Shareholders Agreement with MSD. This Agreement contains certain governance provisions which require prior approval by MSD for substantially all major transactions by Eli Witt, including (but not limited to) incurrence of debt, acquisitions, material contracts, the sale of assets, stock issuance and repurchase, changes in Eli Witt's charter and by-laws, and capital expenditures. Due to the shareholder rights granted to MSD, the Corporation no longer has unilateral control over Eli Witt. Therefore, the Corporation deconsolidated Eli Witt as of April 25, 1994 and is accounting for its remaining investment in Eli Witt under the equity method. The 1994 financial statements reflect the application of the equity method of accounting retroactive to the beginning of the year. The financial statements of prior years continue to reflect Eli Witt as a fully consolidated subsidiary. See Notes 1 and 2 to the Consolidated Financial Statements.

     The Corporation owns approximately 25% of the stock of Centaur Communications Limited, a privately-held publisher of business magazines in the United Kingdom.


CONSUMER PRODUCTS


     The Consumer Products segment is comprised of the Cigar Business.


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

     Cigars are produced with three tobacco components: filler, binder and wrapper. Filler tobacco is purchased from a large number of growers and suppliers in many areas of the world. The binder is principally natural binder leaf or HTL, a homogenized tobacco binder developed by General Cigar. General Cigar's premium brands and its Garcia y Vega brand are wrapped with natural cigar wrapper tobacco. Its other domestic cigars are primarily wrapped with homogenized tobacco wrappers. Some of the natural leaf wrapper tobacco used for General Cigar's cigars is grown by General Cigar on farms it leases from the Corporation in the Connecticut River Valley. The remainder of General Cigar's requirements for natural leaf wrapper tobacco is purchased from a number of foreign growers and suppliers. A major portion of the wrapper tobacco grown by General Cigar is sold to others, including export sales principally in Europe. General Cigar annually adjusts acreage grown to reflect changing market demands anticipated from export customers.

     In November 1990 the Corporation sold the homogenized wrapper and binder manufacturing facility used by General Cigar in Lancaster, Pennsylvania to Brown & Williamson Tobacco Corporation. As part of the transaction, Brown & Williamson manufactures at the facility General Cigar's requirements for these products for a term of ten years.

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

     The markets for General Cigar's cigars are highly competitive. The industry, through 1993, has experienced a long continuing decline in cigar consumption and substantial consolidation. The most recent cigar statistics reflect a modest reversal of this trend with unit sales turning positive in 1994. Dollar sales have increased as a result of price increases and a substantial increase in the demand for higher priced premium and super premium cigar products. In order to maintain its position in its markets, General Cigar advertises and employs a variety of promotional activities. General Cigar believes that it is among the industry leaders in the manufacture and sale of cigars in the United States, with particular strength in the higher priced, premium and super premium segments.

     General Cigar's products are distributed in the United States through approximately 1,300 wholesale distributors and direct retail and chain store accounts.

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

     In 1993 General Cigar reappointed its independent sales agent in Europe to take advantage of increased opportunities resulting from the eradication of trade barriers among Common Market countries. In 1994 direct contacts were made with distributors in Eastern European Countries to explore possible sales opportunities in these emerging markets. Cigar export sales, revenues from royalties and other revenues from foreign operations are not material. General Cigar imports for sale in the United States on an exclusive basis the Djeep lighter - a disposable butane gas lighter made in France. In recent years, one customer has comprised up to 60% of General Cigar's Djeep lighter sales. In 1994 Djeep and the disposable lighter industry introduced a child resistant lighter in accordance with regulations promulgated by the Consumer Products Safety Commission.

                             *          *          *

     While the substantial adverse publicity resulting from the 1964 Report of the Surgeon General and subsequent reports with respect to studies linking the use of tobacco with human disease have not been principally directed at cigars, General Cigar believes such publicity and the health concerns it has provoked have contributed to the long decline of sales in the cigar industry. The reported health effects upon non-smokers of so-called "passive" or "environmental tobacco smoke" have caused the U.S. Surgeon General and others to support restrictive legislation. Federal and state regulations designating certain areas as non-smoking areas and the prohibition of smoking cigars in certain areas have adversely affected the sales of cigar products. Various legislative initiatives affecting tobacco, including warnings of carcinogenic chemical contents, advertising bans and nondeductibility of advertising expenses have recently been implemented or proposed. Tobacco products, including cigars, may also face increased federal excise taxes and potential litigation to fund various health care costs and legislative initiatives.


NURSERY PRODUCTS BUSINESS


     Imperial Nurseries, Inc. ("Imperial") which previously operated as a division of the Corporation, became in February 1993 a wholly-owned subsidiary of the Corporation. Imperial is a grower, distributor and broker of wholesale nursery stock. The nursery industry is extremely fragmented, with the industry leader having less than 1% of total market share. Imperial believes that its volume places it among the ten largest nursery companies in the country.

     Imperial's growing operations are located on property owned by the Corporation and leased to Imperial in Connecticut (1,000 acres) and in northern Florida (350 acres). Such operations mainly serve landscapers, retail chain store garden departments, retail nurseries and garden centers, and wholesale nurseries and distributors. Imperial-grown products are also distributed through the company's own wholesale horticultural sales and service centers. Imperial's major markets service the Northeast, Mid-Atlantic, Southeast and Mid-West. Nursery sales are seasonal, peaking in spring and are affected by commercial and residential building activity as well as weather conditions.

     Imperial operates seven wholesale sales and service centers which sell a wide range of plant material and horticultural tools and products to the trade. In 1994, Imperial established an eighth location via a joint venture in the Cleveland, Ohio marketplace. In addition, Imperial centers which are owned by the Corporation and leased to Imperial, are located in Windsor, Connecticut; Aston, Pennsylvania; Pittsburgh, Pennsylvania; Columbus, Ohio; Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia.

     In 1994, Imperial continued to diversify its customer base in order to reduce its dependence on a few large customers. Much of this growth continues to be in independent retail garden centers where "do-it-yourself" consumer demand has been strong. Approximately 35% of the nursery stock sold by Imperial is purchased from other growers.

     Growing and shipping capacity has been increased to meet the potential volume and quality needs of Imperial's customers and to capitalize on any growth in this market during the predicted economic upturn in the Northeast.

     As the result of studies undertaken in 1993, Imperial has reorganized its operations by changing to a regional organizational structure. The new structure is anticipated to remove conflicting objectives between the nursery and distribution operations and improve overall customer satisfaction. The quality programs initiated in 1993 have begun to show positive results with the elimination of approximately $1 million in waste and rework in 1994. Currently 17 self directed teams are operating and focused on future improvements in service levels at reduced costs.


INDUSTRIAL PRODUCTS BUSINESS


     Industrial Products consists of CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") which manufactures high quality plastic labels and a variety of application equipment. These markets are both highly specialized and fragmented. CMS Gilbreth believes it is a leader in the several markets in which it participates.

     CMS Gilbreth has manufacturing plants in Bensalem and Bristol, Pennsylvania (labeling materials), Turlock, California (application machinery), and its headquarters is located in Trevose, Pennsylvania. It also has regional sales offices located in Chicago, Illinois and Brussels, Belgium.

     In 1994, CMS Gilbreth completed its third consecutive year of record sales and earnings. Strong results in the roll-fed labeling machinery and shrink label materials segments balanced a sluggish year in the shrink label application machinery segment. During the year the company closed its Kingston, Pennsylvania operation and established a Technology Center in Allentown, Pennsylvania to coordinate research and development efforts for machinery and materials at one location. CMS Gilbreth also established strategic business groups to develop new markets for the company's product line. The company continued to commit to its philosophy of continuous improvement by achieving ISO (International Organization for Standardization) 9001 certification for its manufacturing facilities. This comprehensive standard covers the quality policies and procedures that CMS Gilbreth uses to design, manufacture, install and service the product line.

     In 1994 one customer accounted for approximately 20% of CMS Gilbreth's aggregate sales. Such customer has notified it of plans to change its label technology and substantially reduce its purchases from CMS Gilbreth beginning in the second quarter of 1995.

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

     Griffin Center currently includes nine Class A corporate office buildings built by Resources. Prior to 1983, Resources sold 70% interests in five of the buildings to a bank-managed real estate investment fund, which is currently seeking a purchaser for these properties. In 1984, Resources sold one office building and a 70% interest in a second to an insurance company; and, in 1986, Resources sold a 70% interest in a building to the same insurance company. Resources manages these properties for its investor-partners.

     At year end, approximately 77% of the rentable space in Griffin Center was rented. The commercial rental market is flat and excess capacity is prevalent in northern Connecticut. To attract and retain tenants, Resources continues to provide a variety of amenities to maintain Griffin Center as a highly competitive, prime office park offering quality services to tenants.

     Griffin Center South, a 130-acre tract, comprises fifteen buildings of industrial and research/development space. Nine of these buildings have been retained by Resources for rental and are 95% rented. The other buildings have been built on land sold by Resources to commercial users who occupy the space. Resources has a master plan state traffic certificate which allows for the development of an additional 500,000 square feet of space.

     Resources owns a 600-acre tract of land near Bradley International Airport and Interstate 91 now known as New England Tradeport. To date, 140,000 square feet of warehouse and light manufacturing space have been developed and are 100% occupied. A state traffic certificate for the future development of 1.3 million square feet has been obtained for the Tradeport.

     Two additional Resources' parcels available for development include 33 acres in the Day Hill Technology Center in Windsor, and 100 acres in the South Windsor Technology Center. State traffic certificates have been obtained for 500,000 square feet and 750,000 square feet of development, respectively.

     In 1988, Culbro Homes, Inc. ("Culbro Homes"), a subsidiary of Resources, began infrastructure work at Walden Woods, a 153-acre site in Windsor, Connecticut which is planned to contain more than 400 residential units. Prior to 1992 Culbro Homes had built and sold 45 homes before discontinuing the home building part of developing Walden Woods. Since then, Culbro Homes has concluded agreements with two third-party home builders which would ultimately transfer the building rights to a total of 110 units at Walden Woods. A second section of Walden Woods was opened for development in 1993, and another 64 homes have been constructed since then. Negotiations are currently underway with a home builder which, if successfully concluded, would grant an option for the building rights to approximately 175 units at Walden Woods.

     The development of Resources' land in Simsbury, Connecticut commenced in 1994 with the sale of an approved 14-lot residential subdivision to a local
builder.   Resources has several other tracts in the Greater Hartford area suitable for residential development but cannot predict when, or if, development will begin due to the continuing slowdown in the residential market throughout the region.


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

SUBSIDIARIES

     In 1987 the Corporation established several wholly-owned subsidiaries and transferred to them the assets and liabilities of formerly unincorporated divisions. The Corporation serves as the parent company of separate subsidiaries operating its cigar, nursery, machine and labeling systems and land development operations. Imperial Nurseries, Inc., formerly a Division of the Corporation, was incorporated as a separate company in February 1993. See
Exhibit 22 hereto. In connection with the loan agreements entered into by the Corporation in February 1993 (see Note 3 to the Consolidated Financial Statements), the Corporation pledged the stock of all of its active subsidiaries as collateral for such loans.


EMPLOYEES


     The Corporation employs approximately 2,695 persons (excluding seasonal help employed in wrapper tobacco and nursery operations).

NOTE: The brand names mentioned in this Report are trademarks owned by or licensed to the Corporation or its subsidiaries. All rights with respect thereto are reserved.


ITEM 2 - PROPERTIES


     LAND HOLDINGS


     The Corporation is a major landholder in the State of Connecticut and owns some land in the State of Massachusetts, with holdings of approximately 5,600 acres, located principally in the Connecticut River Valley. In addition, the Corporation owns approximately 1,100 acres in Florida, a portion of which is used for Imperial Nurseries' growing operations, and owns the sites for Imperial Nurseries' seven sales and service centers. Each such center typically has a warehouse/office facility and 10-15 acres of nursery stock.

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


                              OWNED                                                  APPROXIMATE
                                OR                                                    FLOOR SPACE
     LOCATION                 LEASED         NATURE OF OPERATION                     (SQUARE FEET)
     --------                 ------         -------------------                     -------------

New York, New York            Owned          Executive Offices
                                               -Corporate Operations                  25,000
Bensalem, Pennsylvania        Owned          Labeling Systems Operations              63,000
Bristol Township,
  Pennsylvania                Owned          Labeling Systems Operations             101,000
Turlock, California           Owned          Production Machinery                     32,000
Trevose, Pennsylvania         Leased         Executive Offices
                                               -Labeling Systems Operations            9,000
Kingston, Jamaica, W.I.       Owned          Cigar Manufacturing                     117,000
Dothan, Alabama               Leased (1)     Cigar Manufacturing & Warehousing       166,000
Hatfield, Massachusetts       Owned          Tobacco Warehousing & Processing         94,000
Santiago, Dominican
  Republic                    Leased         Tobacco Processing & Cigar Mfg.         171,000
Granby, Connecticut           Owned          Executive Offices
                                               -Nursery Operations                     8,000
Bloomfield, Connecticut       Owned          Executive Offices
                                               -Cigar Operations                      11,000

(1)    Industrial Revenue Bond financing lease


     In addition to the above, the Corporation owns a 48,000 square foot warehouse in Alabama that is leased out.

     The Corporation and its General Cigar Co., Inc. subsidiary lease approximately 80 acres of land for growing tobacco in the Dominican Republic. In addition, the Corporation leases approximately four other facilities for production support and related office locations which have an aggregate of approximately 17,000 square feet of floor space.

     In May 1994 a building used by General Cigar Co., Inc. for farm administration and tobacco warehousing in Windsor, Connecticut was totally destroyed by fire. The Corporation is currently negotiating a settlement for this loss with its insurance carrier.


ITEM 3 - LEGAL PROCEEDINGS


     The Corporation is involved in various legal actions including the following:


     (i)    TOWN OF WEST SPRINGFIELD V. CULBRO CORPORATION


     In 1986 the State of Massachusetts closed certain public and private wells in the West Springfield, Massachusetts area, where the Corporation has farmed tobacco, because of contamination by ethylene dibromide (EDB) and other pesticides. Subsequently the Corporation's farms were identified as a probable source of the EDB contamination.

     In April 1987 the Town of West Springfield, Massachusetts filed suit in Hampden County Superior Court against the Corporation, another tobacco farmer, nine chemical manufacturers and an unknown number of unnamed manufacturers and distributors of pesticides.

     The Complaint alleges, among many other things with respect to each defendant, that the Corporation was negligent in that it should have known that its use of farm pesticides would contaminate the Town's public wells. The Complaint demands judgment in the amount of $10,000,000 plus costs and expenses. The Town has recently calculated that its "direct costs incurred or to be incurred" as a result of the alleged contamination are $7,532,000 and it demanded $4,170,000 "in full and complete satisfaction of this matter". The Corporation believes the five chemical companies which remain defendants in this action will play the major role in any defense or other resolution of this litigation. One of the Corporation's general liability insurance carriers is bearing legal expenses for this action while reserving its rights as to coverage. The Corporation believes another carrier is also jointly and severally responsible for coverage. After extensive discovery the Corporation continues to believe it has meritorious defenses. In a similar action in Connecticut the chemical manufacturers bore the major part of settlement contributions and the Corporation's insurance did respond.


     (ii)   TOBACCO LIABILITY

     While the Corporation now has no pending litigation respecting tobacco and health, there is currently substantial litigation respecting cigarette smoking and "environmental tobacco smoke", and other forms of tobacco use may also be challenged in the courts.


     (iii)  TRINE MANUFACTURING COMPANY, INC.


     Trine Manufacturing Company, Inc., a subsidiary of the Corporation which manufacturers labeling machines ("Trine"), has reached a settlement of its patent infringement litigation with B&H Manufacturing, Inc. ("B&H") in the Federal District Court for the Eastern District of California, Fresno Division. See the description of such litigation and related matters on page 11 of the Registrant's Form 10-K for the fiscal year ended November 28, 1992.

     The settlement provides relief for Trine from several, potentially large claims for indemnity for patent infringement damages and/or royalties paid by certain of Trine's customers including Foster Forbes, a division of American National Can Corporation, to B&H. The settlement also provides a mechanism under which other Trine customers using Trine machines in an allegedly infringing manner would be offered a special licensing arrangement from B&H.
The arrangement offers these customers a release of all liability for past patent infringement if they enter into a license agreement and pay royalties to B&H on all future production of allegedly infringing articles during the life of the B&H patents. Certain other terms and conditions of the settlement are confidential by agreement of the parties. Trine did not admit the validity of B&H's patents, will not make any representations as to whether a customer's use of its Trine machines infringes these patents and agreed to notify its customers that a patent license may be available from B&H.

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

     The settlement was also signed on behalf of the seller ("Seller") to the Corporation of the Trine business. In connection with the Corporation's acquisition of Trine in 1988 the Seller indemnified the Corporation respecting the B&H patents and the Corporation has reached a separate agreement with the Seller whereby the Seller would allow the Corporation to reimburse itself for 85% of the legal fees paid to its patent attorneys in the B&H litigation from the escrow account established as part of the acquisition. In addition, funds withheld from payment of the Seller under certain related consulting and non-competition agreements have been used to reimburse the Seller for 85% of its legal fees.

     In June 1994 the Seller and the Corporation settled the patent infringement indemnification action against them by Anchor Glass Container Corporation. Approximately 90% of the amounts paid in settlement was offset against the funds withheld from the Seller. The remaining amount of withheld funds, approximately $1,000,000, will be paid to the Seller pursuant to an arbitration award binding on Seller and the Corporation.

     There is no litigation currently pending with respect to the B&H patents. The settlement with B&H described above should preclude any such indemnity action against the Corporation in the United States. The settlement, however, does not extend to foreign markets and such litigation is possible in the future.


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

     In August 1991 Imperial made a claim for approximately $2,200,000 for lost sales of azaleas and other plants unsaleable because of the damaged azaleas, less $240,000 previously advanced by DuPont. Despite consistent expressions of support and approval by its claims adjuster, DuPont refused payment of the claim. Imperial then filed suit in the United States District Court for the Northern District of Florida seeking compensation for its full losses from DuPont and certain distributors of Benlate. Extensive discovery has been completed and trial is currently underway.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     On February 7, 1995 the approximate number of record holders of Common Stock of the Corporation was 985 which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the New York Stock Exchange on such date was $14.00 per share. The information appearing (i) under Quarterly Data on Common Shares the Annual Report, (ii) in Note 4 to the Consolidated Financial Statements and
(iii) in Note 11 to the Consolidated Financial Statements are hereby incorporated by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The Consolidated Statement of Operations and the Selected Financial Data appearing in the Annual Report are hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis in the Annual Report is hereby incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements together with the Report of Independent Accountants are hereby incorporated by reference.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION


                        INFORMATION CONCERNING DIRECTORS


                              (AGE) AND
                          DATE SINCE WHICH
        NAME              HAS CONTINUOUSLY
  (LETTERS REFER TO          SERVED AS A             PRINCIPAL OCCUPATION AND
COMMITTEE MEMBERSHIPS,     DIRECTOR OF THE              BUSINESS EXPERIENCE                            ALSO SERVES AS A DIRECTOR
  IDENTIFIED BELOW)          CORPORATION            DURING PAST FIVE YEARS (1)                       OF THE FOLLOWING CORPORATIONS
- ----------------------       -----------            --------------------------                       ----------------------------

Bruce A. Barnet               (49) 1990     President and Chief Executive Officer
  (a),(b),(f)                                 of Cowles Magazines - publishing (1993);
                                              Private investor (1991-1992);  President,
                                              Family Media Publications (1990); President,
                                              Riordan Publishing Company (1990);
                                              Vice President, Time, Inc.'s Magazine
                                              Group (1987-1990)

John L. Bernbach              (51) 1988     Chairman and Chief Executive Officer of          Omnicom Group, Inc., North American
  (a),(f)                                     The Bernbach Group, Inc., - consulting           Television, Inc., Northbridge
                                              (1994), Vice Chairman of DDB Needham             Programming, Inc., Wemco, Inc.,
                                              Worldwide, Inc., Director and President          Chairman, Avenue China, Inc.
                                              of DDB Needham Worldwide, Inc.
                                              - advertising (1989-1994)

Edgar M. Cullman (2)          (77) 1961     Chairman of the Board of Directors               Centaur Communications Limited,
  (b),(c),(d),(e)                                                                              Bloomingdale Properties, Inc.,
                                                                                               The Eli Witt Company

Edgar M. Cullman, Jr.(2)      (49) 1982     President; President of                          First Financial Caribbean
  (c),(d),(f)                                 Culbro Land Resources, Inc. (1992-1993)          Corporation, Bloomingdale
                                                                                               Properties, Inc., The Eli Witt
                                                                                               Company

Frederick M. Danziger(2)      (55) 1975     Member of the Firm of Mudge Rose                 IBAH, Inc.
  (c),(d)                                     Guthrie Alexander & Ferdon                       Monro Muffler/Brake Inc.,
                                              -attorneys                                       Ryan Instruments, L.P. (general
                                                                                               partner), Bloomingdale
                                                                                               Properties, Inc., First
                                                                                               Financial Caribbean Corporation,
                                                                                               Centaur Communications Limited

John L. Ernst(3)              (54) 1983     Chairman of the Board and President              First Financial Caribbean
  (b),(c),(e)                                 of Bloomingdale Properties, Inc. -               Corporation
                                              investments and real estate

Thomas C. Israel              (51) 1989     A Director and Chairman of A.C.                  Chase N.B.W., Glenayre
  (a),(f)                                     Israel Enterprises, Inc. - investments           Technologies, Inc.,
                                                                                               Noel Group, Inc., The Pet
                                                                                               Food Giant

Dan W. Lufkin                 (62) 1976     Private investor                                 American Medical International,
  (a),(b),(c),(d),(e)                                                                          Syratech, Inc., Savoy Pictures,
                                                                                               Inc., Allen & Co., Inc.,
                                                                                               London Fog Industries





                              (AGE) AND
                          DATE SINCE WHICH
        NAME              HAS CONTINUOUSLY
  (LETTERS REFER TO          SERVED AS A             PRINCIPAL OCCUPATION AND
COMMITTEE MEMBERSHIPS,     DIRECTOR OF THE              BUSINESS EXPERIENCE                            ALSO SERVES AS A DIRECTOR
  IDENTIFIED BELOW)          CORPORATION            DURING PAST FIVE YEARS (1)                       OF THE FOLLOWING CORPORATIONS
- ----------------------       -----------            --------------------------                       ----------------------------

Graham V. Sherren             (57) 1987     Chairman and Chief Executive Officer,            ARIS, Hundred Acre Securities Ltd.,
  (f)                                         Centaur Communications Limited -                 Input Type Setting Ltd.,
                                              publisher of magazines and trade                 Gieves Group Ltd., Vexford
                                              periodicals in the United Kingdom                Holdings Ltd., Stace-Barr Ltd.

Peter J. Solomon              (56) 1980     Chairman, Peter J. Solomon Company               Centenniel Cellular Corp.,
  (b),(d)                                      Limited -investment bankers;                    Century Communications Inc.,
                                                                                               Bradlee's, Monroe Muffler/Brake,
                                                                                               Inc., Office Depot, Inc.,
                                                                                               Phillips-Van Heusen Corp.,
                                                                                               Ralphs Grocery Co.,
                                                                                               The Eli Witt Company

Francis T. Vincent, Jr.       (56) 1992     Private investor; senior advisor to              The Continental Corp.
  (a),(b),(f)                                 Peter J. Solomon Company Limited -               Oakwood Homes Corp.,
                                              investment bankers (1992-1994);                  Time Warner, Inc.
                                              Commissioner, Major League Baseball
                                              (1989-1992)

- ----------------
     Member of the: (a) Audit Committee; (b) Compensation Committee; (c) Executive Committee; (d) Finance Committee; (e) Nominating Committee; and
     (f) Strategic Planning Committee


(1) Except as otherwise indicated each director has had the same principal occupation during the past five years. Positions not otherwise identified are with the Corporation.

(2) Mr. Cullman is the father of Mr. Cullman, Jr., and the father-in-law of Mr. Danziger.

(3)  Mr. Ernst is the nephew of Mr. Edgar M. Cullman.


     The Board of Directors held 10 meetings during 1994. The Corporation has the following Committees of the Board of Directors: Audit, Compensation, Executive, Finance, Nominating and Strategic Planning. Committee memberships of the Board of Directors are indicated in the above table. Directors as a whole attended approximately 87% of the aggregate of all Board and Committee meetings (of Committees of which they were members). Mr. Bernbach attended less than 75% of combined Board and Committee meetings (of Committees of which he is a member).

     Effective January 1, 1991 the annual retainer paid to Members of the Board of Directors and amounts paid per meeting were reduced by 10% from previous years. In 1994 such retainer and amounts were not increased. Members of the Board of Directors who are not employees of the Corporation received $16,200 per year and $720 for each Board and Committee meeting attended in 1994. Committee chairmen received $1,080 for each Committee meeting attended, except for the chairmen of the Audit and Compensation Committees who received $1,350. Reduced amounts were paid if more than one meeting was held on any day. Non-employee Directors who are not members of the Cullman-Ernst group (See "Item 12. Security Ownership of Certain Beneficial Owners and Management - Security Ownership of Management and Principal Holders - Principal Holders") participate in the Stock Option Plan for Non-employee Directors.

     The Audit Committee, whose Chairman is Mr. Israel, reviews audit reports and the scope of audit by both the Corporation's internal audit staff and its independent accountants and related matters pertaining to the preparation and examination of the Corporation's financial statements. From time to time such Committee makes recommendations to the Board of Directors with respect to the foregoing matters as well as with respect to the appointment of the Corporation's independent accountants. The Audit Committee held three meetings in 1994 and recommended to the Board of Directors the selection of Price Waterhouse.

     The Nominating Committee, whose Chairman is Mr. Ernst, recommended to the Board of Directors the election of the director-nominees proposed in this Proxy Statement for election by the shareholders. The Nominating Committee reviews incumbent directors and the qualifications of candidates suggested from all sources, including Board members, management and shareholders. Shareholders desiring to recommend candidates for election as directors at the Corporation's 1996 Annual Meeting of Shareholders should submit names and appropriate biographical information to the Secretary of the Corporation before November 1, 1995.

     The following table sets forth the information called for in this Item 10 with respect to executive officers of the Corporation.


NAME OF EXECUTIVE                       OTHER PRESENT       YEAR                OTHER POSITIONS
OFFICER AND                             POSITIONS AND       SERVICE             OR OTHER BUSINESS
PRESENT PRINCIPAL                       OFFICES (2)         AS EXECUTIVE        EXPERIENCE DURING
POSITION (1)                            (BEGINNING          OFFICER             PAST FIVE
(BEGINNING YEAR)              AGE       YEAR)               BEGAN               YEARS (YEARS)
- -----------------             ---       -------------       ------------        -----------------


EDGAR M. CULLMAN              77        Director              1963              None
Chairman of the Board                   (1961)
  (1975)

EDGAR M. CULLMAN, JR.         49        Director              1983              None
President (1984)                        (1982)

JOSEPH C. AIRD                49        None                  1987              None
Vice President-
Controller (1987)

JAY M. GREEN                  47        Treasurer             1988              None
Executive Vice                          (1988)
President Finance &
Administration (1988)

JANET A. KRAJEWSKI            40        None                  1993              None
Vice President-Taxes
  (1993)

A. ROSS WOLLEN                51        Senior Vice           1977              None
General Counsel                         President (1983)
   (1980)                               & Secretary (1987)

(1) All of the Corporation's executive officers are subject to annual reelection. There were and are no understandings or arrangements between any of the Corporation's executive officers and any other person (except directors and officers acting solely in their capacities as such) pursuant to which any executive officer was selected as an officer. Mr. Green has an employment agreement terminating in 1999. See page 17 of the Corporation's Proxy Statement for the 1994 Annual Meeting. (See Item 14, Exhibit 10(E)). Positions not otherwise identified are with the Corporation.

(2) Some of the Corporation's executive officers also serve as officers and directors of The Eli Witt Company, of which Mr. Green is the Chairman of the Board. Eli Witt became a public company on February 19, 1993 although not currently registered under the Securities and Exchange Act of 1934, and the Corporation now owns 50.1% of its common stock.



ITEM 11.  EXECUTIVE COMPENSATION


     The following table sets forth the annual and long-term compensation for the Corporation's Chief Executive Officer and the four highest-paid executive officers, as well as the total compensation paid to each individual during the Corporation's last three calendar years.

                            SUMMARY COMPENSATION TABLE


                                                                                                 Long Term
                                                                                                Compensation
                                                                                        --------------------------
                                              Annual Compensation (1)                              Awards
                                   -------------------------------------------------    --------------------------
           (a)                     (b)        (c)         (d)              (e)              (f)            (g)
    ------------------             ---      ------     ---------     ---------------    ----------    ------------
                                                                                                       Securities
                                                                                        Restricted     Underlying
        Name and                            Salary                    Other Annual         Stock      Options/SARs
    Principal Position             Year       ($)      Bonus ($)     Compensation($)     Awards($)         (#)
    ------------------             ---      ------     ---------     ---------------    ----------    ------------

Edgar M. Cullman                   1994     360,000      --               23,628            --            --
  Chairman of the Board and        1993     360,000      --               17,242            --            --
  Chief Executive Officer          1992     360,000      --               18,465            --            --

Edgar M. Cullman, Jr.              1994     352,000      --               33,716            --            --
  President                        1993     352,000    193,900(2)         25,510            --            --
                                   1992     276,523     75,000(3)         25,776            --            --

Jay M. Green (4)                   1994     340,000      --               26,714            --          125,000
  Executive Vice President         1993     340,000    132,500(2)         25,510            --           14,900
  Chief Financial Officer          1992     264,512    120,000(3)         25,390            --           14,700

A. Ross Wollen                     1994     176,925      --               30,182            --           11,500
  Senior Vice President            1993     176,925     58,975(2)         27,573            --           10,000
  General Counsel & Secretary      1992     168,260     55,000(3)         26,415            --            9,400

Joseph C. Aird                     1994     115,500       --              26,607            --            4,500
  Vice President-Controller        1993     115,500     27,500(2)         23,508            --            3,900
                                   1992     109,500     60,000(3)         23,390            --            3,500

(1) In December of 1990 the Corporation changed its fiscal year end from December to November. However, the Annual Compensation column reflects amounts paid during the calendar year. Amounts shown under Other Annual Compensation include matching contributions made by the Corporation under the Savings Plan and other miscellaneous cash benefits, not required to be included, but do not include funding for or receipt of retirement plan benefits (See "Employee Benefit Plans"). No executive officer who would otherwise have been includable in such table resigned or terminated employment during 1994.

(2) Cash bonuses paid in 1993 (other than to the chief executive officer) pursuant to the Corporation's Annual Incentive Compensation Plan for 1992.




(3) Special cash bonuses were paid in 1993 (other than to the chief executive officer) to the four next highest paid executive officers, all in connection with the merger of one of the Corporation's subsidiaries which closed in February 1993.

(4) Mr. Green entered into an Employment Agreement with the Corporation which was approved by the Corporation's Shareholders at the 1994 Annual Meeting of Shareholders. The Employment Agreement provides that Mr. Green will be employed by the Corporation as Executive Vice President - Finance and Administration and Treasurer for a period of five years at a base salary of $340,000 (subject to increases annually as determined by the Compensation Committee) and will be eligible for a bonus of up to 50% of his annual base salary (to be determined at the sole discretion of the Compensation Committee). If Mr. Green should be terminated by the Corporation without cause, he will receive a cash severance payment of 150% of his annual salary. The Employment Agreement also provides for a grant of an option to purchase 125,000 shares of the Corporation's Common Stock at a fixed exercise price of $4 per share.



                             EMPLOYEE BENEFIT PLANS


RETIREMENT PLAN


     Retirement benefits are payable under the Corporation's Employees Retirement Plan for officers and other employees of the Corporation and its participating subsidiaries. Directors who are not employees do not participate. Benefits are accrued under the Plan on a career-average earnings basis and through 1994 the pension credit is 1.1% for annual compensation up to the individual's covered compensation as determined from published Social Security tables and 1.65% for annual compensation above said amounts. Compensation is the base rate of earnings as of the first business day of each Plan Year payable for service during the Plan Year, excluding overtime, bonuses, incentive compensation or other additional compensation. An updating formula has been periodically applied to adjust for inflation. The estimated annual benefits payable as a life annuity upon retirement at normal retirement age, which assumes service will continue until age 65 at 1994 base salaries, for Messrs. Cullman, Jr., Green, Wollen and Aird are $99,798, $54,291, $63,544 and $42,727,
respectively. The retirement benefit for Mr. Cullman, Sr., reflecting the fact that his deferred receipt since age 65, is $169,465, which under tax law he was required to begin receiving April 1, 1989.


STOCK OPTION PLANS


     In January of 1991 the Board of Directors approved the adoption of the 1991 Employees Incentive Stock Option Plan (the "1991 Plan") which was approved by the Corporation's shareholders on May 9, 1991. Options granted pursuant to the 1991 Plan in 1991 and 1992 have substantially exhausted the options available for grant thereunder and in December 1992 the Board of Directors approved the adoption of the Culbro Corporation 1992 Stock Plan (the "1992 Plan") which was approved by the Corporation's shareholders on April 8, 1993. Options to purchase a total of 88,300 shares were granted under the 1992 Stock Plan to 11 employees on February 10, 1994 at $15.50 per share. Such options are not exercisable until three years from the date of grant.


     Options currently outstanding were granted either under the 1991 Plan or the 1992 Plan (collectively the "Plans"). The Plans are administered by the Compensation Committee of the Board of Directors (the "Committee"), none of whose members may hold options granted pursuant to the Plans. The Committee determines the form of the option agreements to be used under the Plans and the terms and conditions to be included in such option agreements.

     Under the 1992 Plan an aggregate 300,000 shares of Common Stock were authorized to be made subject to options; of such shares 157,300 shares were
subject to unexercised options as of March 1, 1994.   As of such date no shares
were available for grant under the 1991 Plan since the 1992 Plan has replaced the 1991 Plan. Options are granted under the Plans at prices equal to 100% of the fair market value of the shares of Common Stock on the date of grant.

     Options granted under the Plans were intended to be incentive stock options or nonqualified options. Options granted in 1990, 1991, 1992, 1993 and 1994 are 100% exercisable three years after the date of grant and not before such date and terminate eight years (six in the case of the 1990 grant) from such date. All options permit the delivery, with the consent of the Committee, of previously owned Common Stock of the Corporation in payment, in lieu of cash, for the purchase of shares upon exercise. The Plans also contain a limitation on the dollar amount of incentive stock options which may be granted to any employee and restrictions pertaining to any grant to a 10% shareholder. Messrs. Cullman do not participate in the Plans.

     The Plans permit the grant together with an option of a stock appreciation right payable in cash. If granted, such a right entitles the holder to receive in cash upon exercise the difference between the option exercise price and the market value of the Corporation's Common Stock in lieu of exercising the attached option.

     The 1992 Plan also permits the grant of shares of the Corporation's Common Stock. No such grants have been made.

     The Corporation's shareholders have also approved a stock option plan for non-employee Directors pursuant to which options to purchase 2,000 shares are granted at each Annual Meeting to non-employee Directors who are not members of the Cullman-Ernst group. In April 1994 options to purchase 14,000 shares were granted to 7 non-employee Directors at the exercise price of $14.38 per share.


STOCK OPTION INFORMATION


     Options to purchase 9,900 shares were exercised in 1994 by 2 executive officers of the Corporation upon the termination of their employment. Information pertaining to options granted to named executives from 1992 through 1994 is as follows:


NUMBER OF SECURITIES
  UNDERLYING OPTIONS/SARS(1)
  --------------------------
                                                       JAY M.         A. ROSS        JOSEPH
                                                       GREEN          WOLLEN          AIRD
                                                       -----          ------         ------

Granted on February 20, 1992 at $18.00 per share        14,700         9,400         3,900
Granted on January 27, 1993 at $16.75 per share         14,900        10,000         4,200
Granted on February 10, 1994 at $15.50 per share          --          11,500         3,500
Granted on April 7, 1994 at $4.00 per share            125,000(2)       --            --

- ----------------

(1) Options granted under the Plans were intended to be incentive stock options or nonqualified options. Options granted are 100% exercisable three years after the date of grant and not before such date and terminate eight years from the date of grant. All options permit the delivery, with the consent of the Committee, of previously owned Common Stock of the Corporation in payment, in lieu of cash, for the purchase of shares upon exercise.
     Options granted to the above named executives include tandem SARs.

(2)  See footnote (1) to the following table.


                     STOCK OPTION GRANTS IN 1994 FISCAL YEAR

     The following table sets forth the number of stock options granted to each of the named executives during fiscal year 1994.

                                       INDIVIDUAL GRANTS
                                   ---------------------------                        POTENTIAL REALIZABLE VALUE AT
                    NUMBER OF      PERCENTAGE OF                                      ASSUMED ANNUAL RATES OF STOCK
                    SECURITIES     TOTAL OPTIONS/    EXERCISE   MARKET                PRICE APPRECIATION FOR TEN YEAR
                    UNDERLYING     SARS GRANTED      OR BASE    PRICE                 OPTION TERM
                    OPTIONS/SARS   TO EMPLOYEES IN   PRICE      ON DATE   EXPIRATION  ---------------------------------------
NAME                 GRANTED(#)    1994 FISCAL YEAR  ($/SHARE)  OF GRANT     DATE         0%            5%             10%
- ----                ------------   ----------------  ---------  --------  ----------  ----------    ----------     ----------

Jay M. Green (1)      125,000           58.6          $ 4.00     $14.38     4/7/04    $1,297,500    $2,427,938     $4,162,252
A. Ross Wollen         11,500            5.4          $15.50     $15.50    2/10/02    $0            $  112,100     $  284,085
Joseph C. Aird          4,500            2.1          $15.50     $15.50    2/10/02    $0            $   43,865     $  111,164


- ----------------

(1) Such option (the "Option") was granted to Mr. Green pursuant to his Employment Agreement with the Corporation. The Option vests and becomes exercisable with respect to 25,000 shares of common stock per year, on each of the five anniversaries of the date of the grant. The Option expires on the tenth anniversary date of the date it becomes exercisable, or after the date Mr. Green ceases to be an employee of the Corporation or its subsidiaries, within one year following Mr. Green's death or disability, within three months following a voluntary termination, immediately upon a termination for cause and within 90 days following a termination without cause. If Mr. Green is terminated without cause during the first 30 months of the Employment Agreement, the Option shall immediately become exercisable with respect to 87,500 shares (less the number of shares which had already vested) and if Mr. Green is terminated without cause during the last 30 months of the Employment Agreement, the Option shall immediately become exercisable with respect to all shares of stock covered thereby. In addition to exercisability upon termination of employment, the Employment Agreement with Mr. Green provides that the Option shall be exercisable in its entirety in the event that the Cullman-Ernst group (see "Item 12. Security Ownership of Certain Beneficial Owners and Management - Security Ownership of Management and Principal Holders - Principal Holders") owns less than 40% of the Corporation's Common Stock.


           AGGREGATED OPTIONS/SAR - FISCAL YEAR-END OPTIONS/SAR VALUES

     Options to purchase 9,900 options for the Corporation's common stock were exercised in 1994. The Cullmans do not hold any options. The following table presents the value of unexercised options and tandem SARs held by the other named executives at 1994 fiscal year end:


                                NUMBER OF SECURITIES
                               UNDERLYING OPTIONS/SARS                 VALUE OF UNEXERCISED
                                       HELD                          IN-THE-MONEY OPTIONS/SARS
                               AT FISCAL YEAR END (#)                  AT FISCAL YEAR END (1)
                         ---------------------------------       ---------------------------------
NAME                     EXERCISABLE         UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
- ----                     -----------         -------------       -----------         -------------

Jay M. Green (2)           29,900              154,600               -0-              $1,156,250
A. Ross Wollen             18,400               30,900               -0-                  -0-
Joseph C. Aird              7,400               11,900               -0-                  -0-

- ----------------

(1) The amounts presented in this column have been calculated based upon the difference between a fair market value of $13.25 of the Corporation's Common Stock on December 2, 1994 and the exercise price of each stock option/SAR. Options granted to the named executives include tandem SARs. See "Stock Option Plans" on page 23.

(2)  See footnote (1) to the table on page 16.



ANNUAL INCENTIVE COMPENSATION PLAN


     The Committee meets during the first quarter of each year to assess the performance during the preceding fiscal year of the officers of the Corporation and senior officers of its subsidiaries and to recognize and reward meritorious performance by payment of incentive compensation with respect to such year. Pursuant to a plan approved for 1994 by the Board of Directors such annual incentive compensation was limited to predetermined percentages of each recipient's annual salary and depended upon the achievement of specified financial and subjective goals. Incentive compensation is payable in cash subject to deferral under the Corporation's Deferred Incentive Compensation Plan. No amounts were paid or will be paid as annual incentive compensation pursuant to the Corporation's 1994 annual plan to any of the executive officers listed in the Summary Compensation Table. Employees who do not participate in the incentive compensation plan may be eligible for annual bonus payments depending upon operating unit results. Mr. Cullman, Sr. did not participate in the plan.


LONG TERM PERFORMANCE PLAN


     In 1988 the Committee and the Board of Directors approved the Long Term Performance Plan (the "Plan") which is intended to provide additional cash compensation to certain officers of the Corporation and senior officers of its subsidiaries selected by the Committee. Payments under the Plan are based on the financial performance of the subsidiaries and the Corporation over three-year performance cycles, beginning in 1989 and every other year thereafter. The performance measurements which determined the payments to subsidiary officers were based generally on cumulative net income and cumulative cash flow for each subsidiary. Target goals in each category were set and incentive compensation, as a percentage of salary, was paid depending upon percentage of goal achieved. In 1992 the first payment under this Plan was made only to participants from the Corporation's General Cigar Co., Inc. subsidiary based on performance during the period 1989 through 1991. Corporate executives' participation depended upon consolidated results in both categories exceeding by 10% subsidiary targets and no such incentive compensation was paid to any Corporate executive. Approximately eight corporate executive officers and four to nine senior officers at each subsidiary participate in the Plan. Mr. Cullman, Sr. did not participate in the Plan. Subject to certain conditions, an employee may defer all or a portion of the payment pursuant to the Corporation's Deferred Incentive Compensation Plan.

     The second three-year performance cycle began with fiscal year 1991. The award of compensation for officers of the Corporation's subsidiaries under this second three-year performance cycle is based upon achievement of a predetermined formula based upon the return on net assets for their respective subsidiaries. Officers of the Corporation selected by the Committee could participate in the Plan at the discretion of the Committee. The second performance cycle resulted in no incentive compensation being paid to any named executive. A similar third three-year performance cycle began with fiscal year 1993. Mr. Cullman, Sr. will not participate in the Plan.


DEFERRED INCENTIVE COMPENSATION PLAN


     In 1982 the Board of Directors adopted the Deferred Incentive Compensation Plan to be administered by the Committee, pursuant to which recipients of incentive compensation and directors' fees may elect to defer receipt thereof. Under a defined contribution arrangement amounts deferred earn interest, compounded quarterly, at the prime rate less 1%. Such amounts are not intended to be recognized for tax purposes until receipt. Participating recipients may designate the amount and the time periods of deferral. Participants have no vested rights in deferred amounts credited to their accounts and are general creditors of the Corporation until such amounts are actually paid.


SAVINGS PLAN


     The Board of Directors adopted a Savings Plan in 1982. The Savings Plan covers salaried and hourly employees of the Corporation and its participating subsidiaries who are employed in the United States, are over age 21 and have six months of service. In 1994 a participating employee could have (i) saved up to 5% of annual base salary through payroll deductions, with the Corporation contributing $0.40 on each dollar contributed; and (ii) saved an additional 10% of annual base salary without receiving any matching contributions. Contributions made in 1994 through payroll deductions not in excess of $9,240 per year may have been accumulated as before-tax savings pursuant to Section 401(k) of the Internal Revenue Code. Participants are permitted to choose to allocate their contributions among several alternative investment options.

     During the period from January 1, 1994 to December 31, 1994 the Corporation's matching contributions under the Savings Plan for the accounts of the individuals named under "Summary Compensation Table" are included under Other Annual Compensation.


INSURANCE AND HEALTH PROGRAMS



     The Corporation maintains a variety of employee welfare benefit plans providing life, hospitalization, medical and long-term disability insurance for its salaried and certain hourly paid employees. In addition the Corporation provides life, hospitalization and medical insurance for certain of its retired employees. The Corporation's aggregate contributions for such employee welfare benefit plans through December 3, 1994 amounted to approximately $4,383,000.


     In 1976 the Corporation adopted an Executive Life Insurance Program (the "Program") pursuant to which insurance was purchased for middle and senior level officers and employees. Insurance coverage of $20,000 was provided for each $10,000 salary increment in excess of $50,000 and additional coverage of $10,000 was provided for each $10,000 salary increment in excess of $100,000 up to a maximum insurance coverage of $250,000. As of July 1, 1988 the Program was suspended and all benefits remain as they were as of that date. No new participants have been offered benefits under this Program since its suspension. The aggregate face amount of such coverage through November 30, 1994 was approximately $3,400,000. The amounts paid by the Corporation in such year as premiums totaled approximately $91,000, which was paid in part from a loan against the cash value of said insurance and the balance in cash.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION - INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee, whose Chairman is Mr. Ernst, supervises management compensation and employee benefits and administers the Corporation's pension, stock option, savings, health, incentive compensation and other employee benefit plans. It held 3 meetings in 1994.


          BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


     GENERAL


     Pursuant to Article III, Section 11 of the Corporation's By-Laws, the Compensation Committee of the Board of Directors annually recommends "to the Board compensation for officers and principal employees and agents, and its recommendations for their participation in any compensation or other plan for the benefit of employees... and shall administer all such plans...". It has been the practice of the Committee to review, consider and approve the recommendations of management as to all compensation paid by the Corporation and its subsidiaries exceeding $75,000 per annum.

     The chief executive officer and president, Messrs. Cullman, Sr. and Cullman, Jr., respectively, are members of the Cullman and Ernst Group which owns approximately 52% of the Corporation's Common Stock (see "Principal Holders"). They have declined to participate in the Corporation's Stock Option Plans and Mr. Cullman, Sr. also does not participate in the Annual Incentive Compensation Plan or the Long Term Performance Plan (see below).


     POLICIES


     The Committee intends that stock options and cash performance awards serve as a significant part of executives' (other than the chief executive) total compensation package, and thus they are granted and awarded in consideration of present and anticipated performance as well as past performance. Moreover, the stock options and cash performance awards are intended to offer the top executives significant long-term incentives to increase their efforts on behalf of the Corporation and its subsidiaries and to focus managerial efforts on enhancing shareholder value. As indicated above, the Committee's compensation philosophy is to have long-term incentives that pay more for superior performance and less if performance does not achieve that level. The Committee, in making its determinations with respect to stock option and performance award grants and awards to the individual senior executives, was guided by the percentage of the individual's base salary that the estimated value of the stock options and cash performance awards would comprise. In the case of the Messrs. Cullman incentives are to be achieved through potential payments of incentive compensation. Mr. Cullman, Jr. participates in the Annual Plan and Long Term Performance Plans. Mr. Cullman, Sr.'s incentive compensation could be substantial, based upon results, through appropriate ad hoc recognition for significant accomplishment at the discretion of the Committee.


     SALARY AND CASH BONUSES


     The chief executive officer's salary has not been increased since 1990. Special cash bonuses were paid in 1993 (other than to the chief executive officer) to the other named executive officers aggregating $260,000, all in connection with the merger of one of the Corporation's subsidiaries which closed in February 1993. The Committee does not believe it need now adopt any policy with respect to the recently enacted $1,000,000 deduction cap of Internal Revenue Code Section 162 since no executive officer is expected to receive compensation in such year in excess of such amount. Pursuant to his Employment Agreement, Mr. Green may not be permitted to exercise such number of options in any year which would result in his total compensation exceeding the $1,000,000. Such limitation may not apply in the final year of the Option.


     STOCK OPTION PLANS


     The Committee administers the Plans described under "Stock Option Plans". In recent years options have been granted to approximately 15 employees including the Corporation's senior management (other than Messrs. Cullman who have declined to participate) and one or two senior officers at each of the Corporation's operating companies. The Committee has determined that options be granted to Messrs. Green and Wollen and operating company presidents at 100% of their annual salaries. Since 1994, Mr. Green's compensation has been determined in accordance with his Employment Agreement. He will no longer participate in the Corporation's regular Stock Option Plans. Other corporate staff and operating company executive officers are awarded options at the discretion of the Committee and generally at 60% and 40% of annual salary depending upon relative seniority and responsibilities. No options have been exercised since 1990 by any executive officer of the Corporation, except for two such officers upon the termination of their employment in 1994.


     LONG TERM PERFORMANCE PLAN


     The Committee administers the Long Term Performance Plan which is based upon financial performance of the operating companies and the Corporation over three-year cycles. The performance measurements which determined the payments to subsidiary officers were based generally on cumulative net income and cumulative cash flow for each subsidiary. Target goals in each category were set and incentive compensation, as a percentage of salary, was paid depending upon percentage of goal achieved. The first cycle (1989-91) resulted in payments to the officers of only one operating company. The second cycle (1991-
93) resulted in no incentive compensation being paid to any named executive.


     ANNUAL INCENTIVE COMPENSATION PROGRAM


     The Committee established and administers the Annual Incentive Compensation Program which is designed to recognize and reward meritorious performance during the previous fiscal year. Such compensation is limited to predetermined percentages of each recipient's annual salary and depends upon the achievement of specified financial and subjective goals. Mr. Cullman, Sr. does not participate in this Program. A total of $416,700 was paid in 1993 with respect to fiscal year 1992 to the named executives other than the chief executive officer. No such payments were made to any of the Corporation's executive officers with respect to fiscal years 1993 or 1994.

                         COMPENSATION COMMITTEE

                         John L. Ernst, Chairman
                         Bruce A. Barnet
                         Edgar M. Cullman
                         Dan W. Lufkin
                         Peter J. Solomon
                         Francis T. Vincent, Jr.

     The Board Compensation Committee Report on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Corporation specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Cullman, Chairman and chief executive officer of the Corporation, is a member of the Compensation Committee. Messrs. Cullman are members of the Board of Bloomingdale Properties, Inc., of which Mr. Ernst, Chairman of the Corporation's Compensation Committee, is Chairman and President. Mr. Cullman, Sr. is Chairman of the Compensation Committee of Centaur Communications Limited, of which Mr. Sherren is chief executive officer. Mr. Sherren is a Member of the Corporation's Board but does not serve on its Compensation Committee.

     Mr. Solomon is Chairman of Peter J. Solomon Company Limited which provides the Corporation strategic planning and long-range financial advice pursuant to an engagement letter effective June 1, 1989. Such agreement provides for payments of $18,750 per quarter, plus expenses, and additional amounts for specified projects. In 1994 such firm was paid $306,000 for services rendered relating to an acquisition by the Corporation's Eli Witt subsidiary. Mr. Solomon is a member of Eli Witt's Board of Directors. He was not paid any compensation in 1993 or 1994 with respect to such membership. Mr. Vincent was a senior advisor to Peter J. Solomon Company Limited until December 1994.

     Real estate management and advisory services have been provided to the Corporation by an affiliate of Bloomingdale Properties, Inc., with which members of the Cullman and Ernst group (see "Principal Holders") are associated. A fee of approximately $195,360 was paid by the Corporation in 1994 for management of the Corporation's New York office building and for other real estate advisory services. Mr. Ernst is Chairman of Bloomingdale Properties, Inc.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


             SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL HOLDERS


MANAGEMENT


     The following table lists the number of shares of Common Stock of the Corporation beneficially owned by the nominees for election as directors (who are all current directors) and by all directors and officers of the Corporation collectively:


                                                   Number of     Percent of
       Name                                        Shares(1)    Outstanding

       ----                                        ---------    -----------
       Bruce A. Barnet                                   100          *
       John L. Bernbach                                  600          *
       Edgar M. Cullman                              987,646        23% (2)
       Edgar M. Cullman, Jr.                         888,752        21% (2)
       Frederick M. Danziger                         164,120         4% (2)
       John L. Ernst                                 425,784        10% (2)
       Thomas C. Israel                                5,000          *
       Dan W. Lufkin                                  10,000          *
       Graham V. Sherren                                 500          *
       Peter J. Solomon                                1,000          *
       Francis T. Vincent, Jr.                         1,000          *
       All directors and officers collectively,
         consisting of fifteen persons             1,783,746        42% (1)

       ----------------
       * Less than 1%




(1) This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission. Beneficial ownership shown is sole investment and voting power, except as reflected in footnote 2. Where more than one person shares investment and voting power in the same shares such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and officers. Excluded are shares held by charitable foundations and trusts of which members of the Cullman and Ernst families, including persons referred to in footnote 2, are officers and directors.


(2) See "Principal Holders". Included within the shares shown as beneficially owned by Mr. Cullman are 873,948 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by Mr. Ernst are 416,321 shares in which he holds shared investment and/or voting power; included within the shares shown as beneficially owned by Mr. Danziger are 147,578 shares in which he holds shared investment and/or voting power; and included within the shares shown as beneficially owned by Mr. Cullman, Jr. are 745,362 shares in which he holds shared investment and/or voting power. Excluded in each case are shares held by charitable foundations and trusts in which such persons or their families or trusts for their benefit are officers and directors. Messrs. Cullman, Ernst, Danziger, and Cullman, Jr. disclaim beneficial interest in all shares over which there is shared investment and/or voting power and in all excluded shares.



PRINCIPAL HOLDERS


     As of December 31, 1994, a group consisting of Messrs. Cullman, direct members of their families and trusts for their benefit; Mr. Ernst, his sister and direct members of their families and trusts for their benefit; a partnership in which members of the Cullman and Ernst families hold substantial direct and indirect interests and charitable foundations and trusts of which members of the Cullman and Ernst families are directors or trustees, owned an aggregate of approximately 2,239,000 shares of the Corporation's Common Stock (approximately 52%). Among others, Messrs. Cullman and their wives, Mr. Ernst and to a lesser extent Mr. Danziger (who is a member of the Cullman and Ernst group), hold investment and voting power or shared investment and voting power over such shares. Certain of such shares are pledged as security for loans payable under standard pledge arrangements.

     A form filed with the Securities and Exchange Commission on behalf of the Cullman and Ernst group states that there is no formal agreement governing the group's holding and voting of such shares but that there is an informal understanding that the persons and entities included in the group will hold and vote together the shares owned by each of them in each case subject to any applicable fiduciary responsibilities.

     The Gabelli Group, Inc., One Corporate Center, Rye, New York, NY 10580, through certain wholly-owned subsidiaries, is the owner of an aggregate of 519,200 shares of the Corporation's Common Stock (approximately 12%). A form filed with the Securities and Exchange Commission on September 18, 1991 by Gabelli Funds, Inc. states that the securities have been acquired by GAMCO Investors, Inc., a wholly-owned subsidiary of Gabelli Funds, Inc. and Gabelli Funds, Inc., on behalf of their investment advisory clients. The Corporation has been informed that no individual client of The Gabelli Group, Inc. has ownership of more than 5% of the Corporation's Common Stock. An affiliate of the Gabelli Group provides investment advisory services to the Corporation's pension fund for which it receives customary advisory fees.

     Heine Securities Corporation, 51 J.F.K. Parkway, Short Hills, N.J. 07078, is the owner of an aggregate of 180,200 shares of the Corporation's Common Stock (approximately 4.2%).

     Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 294,300 shares of the Corporation's Common Stock (approximately 6.8%) as of December 31, 1994, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are required by regulation to furnish the Corporation with copies of all Section 16(a) forms they file. Based upon its involvement in the preparation of certain of such forms, a review of the copies of other such forms received by it and the written representation from one reporting entity that no Form 5 was required for such entity, the Corporation believes that with respect to 1994 all such Section 16(a) filing requirements were satisfied, except that Mr. Cullman, Sr. failed to file a Form 4 in a timely fashion respecting his purchase of 500 shares of the Corporation's Common Stock in November 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     1. Mr. Danziger is a member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. During the Corporation's 1994 fiscal year, such firm received for services rendered approximately $332,000 from the Corporation, and approximately $325,000 from its former subsidiary, The Eli Witt Company ("Eli Witt"). Such amounts include approximately $450,000 for services rendered relating to the acquisition of the southern operations of NCC L.P. by Eli Witt and certain related transactions.

     2. The Corporation has a Directors and Officers Liability and Corporate Reimbursement insurance policy with the Chubb Group of Insurance Companies. The policy period is from March 19, 1994 through March 19, 1995 at a premium of $113,850. The Corporation maintains a separate Pension Trust Liability insurance policy covering employees acting in fiduciary capacities. The policy period is from March 19, 1994 through March 19, 1995 at a premium of $23,900.


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements (annexed hereto): There are filed as part of this Report on Form 10-K: the Consent and Report of Independent Accountants; and the Consolidated Financial Statements (including Notes) of the Corporation. See Index To Financial Statements and Additional Financial Data.

     (a)(2) Schedules (annexed hereto): Financial Statement Schedules required by Item 8 of Form 10-K for the fiscal years ended 1994, 1993 and 1992. See Index To Financial Statements and Additional Financial Data.

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

          (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

          (A) Note Purchase Agreement, dated July 15, 1988, respecting 9.87% Series C Senior Notes due 1998 and 9.93% Series D Senior Notes due 1998 (Incorporated by reference to Exhibits to Form 10-Q of the Corporation filed for the thirteen weeks ended July 2, 1988 - (Exhibit (a)(2)).

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

          (E) Credit Agreement among The Eli Witt Company, The Several Lenders from Time to Time Parties Hereto and Chemical Bank, as Agent, Dated as of February 19, 1993. (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year 1992).

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


          (E) Employment Contract between the Registrant and Jay M. Green (Incorporated by reference to the definitive proxy statement of Registrant, dated March 14, 1994, for its Annual Meeting of Shareholders held April 7,
     1994).

          (F) Shareholders Agreement dated as of April 25, 1994 among Culbro Corporation, MS Distribution, Inc. and The Eli Witt Company.

          (G) Culbro Corporation 10% Exchangeable Note Due 1998 in the amount of $15,000,000, issued April 25, 1994 to MS Distribution, Inc.

          (13) ANNUAL REPORT TO SECURITY HOLDERS.

               The Corporation's Annual Report to Shareholders for 1994 (annexed hereto). Such Annual Report, except for those portions which are expressly incorporated by reference, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" or incorporated by reference as part of this Form 10-K.


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

     (b) The Corporation filed no reports on Form 8-K in the last quarter of its 1994 fiscal year:

     (c)  See (a)(3) above.

     (d)  See Index to Financial Statements and Additional Financial Data.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CULBRO CORPORATION

                         By  /s/ JAY M. GREEN
                           -------------------------------------------------
                         Jay M. Green
                         Executive Vice President-Finance and Administration

Dated:  February 23, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated on February 23, 1995.



      Signatures                        Title


BRUCE A. BARNET                        Director
- -----------------------
(Bruce A. Barnet)

JOHN L. BERNBACH                       Director
- -----------------------
(John L. Bernbach)

EDGAR M. CULLMAN                   Chairman of the Board, Director and
- -----------------------            Principal Executive Officer
(Edgar M. Cullman)

EDGAR M. CULLMAN, JR.              President, Director and
- -----------------------            Principal Operating Officer
(Edgar M. Cullman, Jr.)

FREDERICK M. DANZIGER                  Director
- -----------------------
(Frederick M. Danziger)

JOHN L. ERNST                          Director
- -----------------------
(John L. Ernst)

JAY M. GREEN                       Executive Vice President and
- -----------------------            Principal Financial Officer
(Jay M. Green)

THOMAS C. ISRAEL                       Director
- -----------------------
(Thomas C. Israel)

DAN W. LUFKIN                          Director
- -----------------------
(Dan W. Lufkin)

GRAHAM V. SHERREN                      Director
- -----------------------
(Graham V. Sherren)

PETER J. SOLOMON                       Director
- -----------------------
(Peter J. Solomon)

FRANCIS T. VINCENT, JR.                Director
- -----------------------
(Francis T. Vincent, Jr.)

JOSEPH C. AIRD                     Vice President and
- -----------------------            Controller
(Joseph C. Aird)

CONSUMER PRODUCTS
     GENERAL CIGAR CO., INC.
     Manufacturing and marketing cigars, growing wrapper tobacco and distributing disposable lighters.

INDUSTRIAL PRODUCTS
     CMS GILBRETH PACKAGING SYSTEMS, INC.
     Manufacturing and marketing of packaging and labeling systems, including plastic shrink film labels and tamper-evident seals, and packaging machinery to apply them.

NURSERY PRODUCTS
     IMPERIAL NURSERIES, INC.
     Growing plants which are sold principally to garden centers, wholesalers, and mass merchandisers and operating sales and service centers which sell principally to landscapers.

REAL ESTATE
     CULBRO LAND RESOURCES, INC.
     Building and managing commercial and industrial properties and developing residential subdivisions on real estate owned by the Corporation in Connecticut and Massachusetts.

     387 PAS CORP.
     Owning and managing a commercial office building in New York City.

EQUITY INVESTMENTS
     THE ELI WITT COMPANY
     Wholesaling tobacco products, candy, groceries, food, health and beauty aids and general merchandise.


     CENTAUR COMMUNICATIONS LIMITED
     Publishing business specialty magazines in the United Kingdom and producing and distributing audio language tapes.



- -------------------------------------------------------------------------------
QUARTERLY DATA ON COMMON SHARES

     Following are the high and low prices of the common shares of Culbro Corporation in 1994 and 1993 as traded on the New York Stock Exchange.

              1ST QUARTER      2ND QUARTER     3RD QUARTER     4TH  QUARTER
             HIGH     LOW     HIGH     LOW    HIGH     LOW    HIGH      LOW
- -------------------------------------------------------------------------------
1994         18      15 1\8   16 1\8  12 7\8  17 1\2  13 1\2  16 3\4   13 3\4

1993         18 1\2  14 3\8   19 1\2  14 7\8  18      14 1\4  17 1\4   13 1\2
             ------------------------------------------------------------------
             ------------------------------------------------------------------
                         THERE WERE NO CASH DIVIDENDS DECLARED IN 1994 OR 1993.



SELECTED FINANCIAL DATA                                                                                        1990

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)              1994        1993         1992           1991      48 Weeks
- ---------------------------------------------------------------------------------------------------------------------
Net sales and other revenue                           $185,415  $1,364,576   $1,148,722     $1,104,272      $908,395
Operating profit                                         8,779      18,779       15,863         24,184        19,826
Income before cumulative effect of
  accounting change                                      1,152       1,725        1,868          3,176         3,109
Income per common share before
  cumulative effect of accounting change                  0.27        0.24         0.43           0.74          0.72
Net income (loss)                                        1,152      (7,452)       1,868          3,176         3,109
Net income (loss) per common share                        0.27       (1.89)        0.43           0.74          0.72
Dividends per common share                                  --          --         0.60           0.80          0.80
Working capital                                         78,372     131,126      111,691         92,124       113,621
Property and equipment, net                             76,873     114,898       99,509         99,498       115,812
Total assets                                           273,237     423,659      403,648        343,023       393,951
Long-term debt                                          98,976     175,405      145,678        132,885       161,944
Shareholders' equity                                   112,037     110,882      119,035        119,750       120,013
Book value per common share at
  end of period                                          26.01       25.74        27.63          27.80         27.86
Weighted average common
  shares outstanding                                 4,308,000   4,308,000    4,308,000      4,307,000     4,307,000
                                                     ----------------------------------------------------------------
                                                     ----------------------------------------------------------------

                           THE 1994 INFORMATION PRESENTED ABOVE REFLECTS THE DECONSOLIDATION OF ELI WITT (SEE NOTE 1).
                                                                   THE PRIOR YEARS' INFORMATION HAS NOT BEEN RESTATED.

- ---------------------------------------------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

     In 1994, Culbro Corporation (the "Corporation") reduced its outstanding debt by approximately $11.5 million, using cash generated from operations and proceeds from collection of a mortgage. Additionally, debt included on the Corporation's consolidated balance sheet was reduced by approximately $75 million as a result of the deconsolidation of its wholesale distribution subsidiary, The Eli Witt Company ("Eli Witt"), which is being accounted for under the equity method (see Note 1). The deconsolidation did not have an effect on liquidity or cash flow because the cash flow of Eli Witt has not been available to the Corporation since Eli Witt was financed separately in February 1993. The following comparisons of cash flows are based on the pro forma condensed consolidated 1993 financial statements contained in Note 1, which present Eli Witt on an equity basis.

     Net cash provided by OPERATING ACTIVITIES in 1994 reflects higher operating profit, excluding the effect of the $4 million charge primarily for the writeoff of unrecoverable costs previously expended in the Connecticut real estate business. In addition, cash flow from operations was generated by lower inventories and accounts receivable. In 1993, net cash used in operating activities reflected the repurchase of accounts receivable upon termination of the accounts receivable sales program.

     Net cash provided by INVESTING ACTIVITIES in 1994 principally reflects the receipt of $8 million from Eli Witt representing proceeds from Eli Witt's refinancing its mortgage to the Corporation. This cash flow was partially offset by capital expenditures, primarily in the industrial products business. In the prior year, net cash provided by investing activities reflected principally cash received from the separate financing of Eli Witt, including a cash dividend from Eli Witt and repayment of Eli Witt's intercompany debt to the Corporation, partially offset by the Corporation's $10 million mortgage loan to Eli Witt. In 1993, the Corporation also received approximately $4.9 million from an agreement relating to an earlier sale of its injection molded plastics business.

     Net cash used in FINANCING ACTIVITIES in 1994 reflects payments of long-term debt, principally with cash flow from operations and the investing activities described above. Additionally, the Corporation received approximately $11.3 million for a 10% subordinated note issued to MS Distribution, Inc. (see
Note 2) and obtained a $5 million equipment mortgage. The subordinated note, which has a face value of $15 million, does not require interest or principal payments until maturity in 1998, at which time it is exchangeable, at the Corporation's option, for the Series B preferred stock of Eli Witt currently held by the Corporation. Therefore, the subordinated note may be satisfied without the use of cash. The equipment mortgage has a ten year term, requires a $1.2 million balloon payment at maturity, and bears interest at 7.25%. In 1993, net cash used in financing activities reflected the reduction of debt, primarily with the proceeds from the separate financing of Eli Witt described above.

     The Corporation's projected capital requirements are primarily the scheduled debt maturities and reduction of the Credit Agreement commitment discussed in Note 3. No significant increases in capital expenditures or other capital outlays are currently anticipated except for a possible additional investment in Eli Witt of up to $5 million. The Corporation's liquidity improved significantly in 1994, as evidenced primarily by its lower debt level under its bank Credit Agreement relative to the remaining availability under the Credit Agreement. Management believes that cash flow from operations and the existing liquidity will be sufficient to meet its maturing near-term obligations and normal capital requirements. Over the long-term, management will seek to maintain a level of indebtedness which is commensurate with the Corporation's earnings and cash flow, and will continue to pursue opportunities to supplement cash flow from operations by proceeds generated from other transactions.

RESULTS OF OPERATIONS
1994 COMPARED TO 1993

     In 1994, the Corporation deconsolidated Eli Witt from its consolidated financial statements as a result of a reduction in ownership and control over Eli Witt. The Corporation is accounting for its remaining investment in Eli Witt under the equity method of accounting. The deconsolidation was effective in April 1994 but the equity method was retroactively applied as of the beginning of the fiscal year. Prior years' financial statements have not been restated. The comparisons reflected in the following discussion pertain to the 1993 condensed pro forma statement of operations contained in Note 1, which presents Eli Witt under the equity method.

     The Corporation's income before the cumulative effect of an accounting change was substantially unchanged from last year. A $4.0 million pretax charge primarily for the writeoff of certain unrecoverable costs in the Corporation's Connecticut real estate business, and a $2.1 million equity loss from Eli Witt's operations compared to a profit of $1.6 million last year were substantially offset by higher operating profit in both the cigar business and the industrial products business and a pretax gain of $2.7 million on the sale of 400,000 shares of Eli Witt common stock to MS Distribution, Inc. ("MSD") in connection with the subordinated note issued to MSD.

     Operating profit at General Cigar Co., Inc. ("General Cigar") increased due to higher volume in cigar sales, and price increases on substantially all cigar categories. The increase in cigar sales reflects the resurgence of the cigar market, particularly the premium segment, due to renewed interest in and acceptance of cigar smoking.

     Operating profit in the industrial products business, CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth"), increased due to higher sales volume in both packaging machinery and packaging materials, and improved margins on sales. The improved margins reflected continuing benefits from manufacturing efficiencies. CMS Gilbreth's largest customer of packaging materials, comprising approximately 20% of CMS Gilbreth's annual revenue, informed management that it will change label technology and therefore substantially reduce the quantity of labels purchased from CMS Gilbreth. The change is expected to be phased in beginning with the 1995 second quarter, at the earliest. This development did not affect the 1994 results.

     Operating results in the Corporation's Connecticut real estate business, Culbro Land Resources, Inc. ("CLR"), were lower than the prior year's due to the $3.6 million charge described below and lower profits from residential lot sales. The slow and uneven recovery of the Connecticut real estate market continued to adversely affect commercial lease rates and residential development activity in 1994. During 1994, due to the continuing adverse real estate market conditions in Connecticut, CLR's management undertook a review of projects under development. As a result of this review, management decided not to proceed with certain projects as initially planned, and approximately $3.6 million of capitalized development costs that were deemed to have no continuing value were written off.

     Results in the Corporation's nursery products business, Imperial Nurseries, Inc. ("Imperial"), were lower in the current year due to higher costs and expenses, principally for reserves recorded for potentially unsaleable inventories and accrued severance costs. Imperial's business continued to be negatively affected by competitive pricing. However, prices in the fall of 1994 were much improved compared to the same period in the prior year.

     The Corporation's results from its equity investments include the operations of the Eli Witt wholesale distribution business through the April 1994 deconsolidation, and the Centaur Communications Limited ("Centaur") publishing business. The Corporation did not recognize its share of Eli Witt's results subsequent to the April deconsolidation because of Eli Witt's common deficit position, and will not recognize any future results of Eli Witt until its common deficit is recouped. The Corporation's overall results from equity investments reflect a loss of $2.1 million from Eli Witt's operations and a profit of $0.4 million from the Centaur business compared to a loss in the prior year. The loss in the Eli Witt business, compared to a profit in the prior year, was due to lower profit from cigarette sales, lower manufacturers' purchase incentive programs, and higher expenses. Centaur's results reflect higher revenue from its magazine publications.

     The gain of approximately $2.7 million was realized from the sale of 400,000 shares of Eli Witt common stock to MSD. Other nonoperating income of approximately $1.4 million represents accretion of $0.9 million and accrued dividends of $0.5 million from the date of the deconsolidation through the end of the fiscal year on the Series B mandatorily redeemable preferred stock of Eli Witt held by the Corporation. These amounts equal the amortization of original issue discount and interest expense on the subordinated note.

     The increase in interest expense in 1994 reflects the interest and amortization of the discount on the subordinated note, partially offset by the effect of the overall reduction in the Corporation's debt. The rate on the subordinated note is higher than the rate on the debt repaid with the subordinated note proceeds. There were no fees on sales of accounts receivable in the current year because the accounts receivable sales program was terminated in 1993 in connection with the separate financing of Eli Witt.

1993 COMPARED TO 1992

     The 1993 net loss was due to the cumulative effect of the adoption of SFAS No. 106 which resulted in a net charge of $9.2 million. Income before the accounting change in 1993 declined from the prior year, reflecting principally higher interest expense and lower operating profit in the consumer products businesses (excluding the effect of certain nonrecurring charges recorded in this segment in 1992), partially offset by higher operating profit in the industrial products business. Operating profit was not materially different in 1993 as compared to 1992 in the nursery products and real estate businesses.

     In the consumer products businesses, net sales and other revenue increased primarily due to Eli Witt's acquisition of Certified Grocers near the end of the first quarter. Excluding the effect of the nonrecurring charges recorded in the prior year, which included a restructuring charge of $3.5 million at Eli Witt and a relocation charge of $1.0 million at General Cigar, overall operating profit in the consumer products businesses declined, due to lower operating profit at Eli Witt, while operating profit at General Cigar was substantially unchanged. Eli Witt's operating profit was negatively impacted by competitive pricing pressures, which reduced gross margins, and lower profit from inventory price appreciation on excess cigarettes purchased in anticipation of manufacturers price increases. Additionally, gross profit was negatively affected when cigarette manufacturers reduced prices on their premium cigarette brands by approximately 25% during the year and curtailed purchase incentive programs. In the fourth quarter, Eli Witt adjusted its pricing to customers to partially compensate for these effects. At General Cigar, higher revenues from cigar sales were substantially offset by lower sales of Connecticut shade wrapper tobacco, due to reduced demand by foreign cigar manufacturers. The increase in cigar sales in 1993 reflected price increases and higher volume of premium cigar sales partially offset by lower volume of nonpremium cigar sales.

     Operating profit at CMS Gilbreth increased in 1993 due to higher sales and improved gross margins. CMS Gilbreth's higher sales reflected volume increases in both packaging materials and machinery. The improved gross margins resulted from manufacturing improvements in the production of packaging materials.

     Operating profit in the real estate businesses was substantially unchanged as higher profit in the Connecticut real estate business, Culbro Land Resources, was offset by the full year effect of 1992 lease expirations in the Corporation's New York office building. The higher profit at Culbro Land Resources reflected principally higher gains on sales of both commercial and residential properties.

     The Corporation's loss from equity investments was lower in 1993 because the prior year's results included the loss on the disposition of the Corporation's 25% equity investment in Moll PlastiCrafters, a transaction that generated cash of approximately $5 million. Results from the Corporation's 25% equity investment in Centaur were lower due mainly to a 1992 gain related to a sale of shares by Centaur.

     The higher interest expense reflected several factors, including the effect of the additional debt assumed in the acquisition of Certified Grocers and the termination of the accounts receivable sales agreement. These were partially offset by lower borrowings in 1993 for the purchase of excess cigarette inventories for the Eli Witt business, and the effect of the prepayment of the Corporation's Senior Notes.

     Fees on sales of accounts receivable declined due to the termination of the accounts receivable sales agreement near the end of the first quarter. In 1992, the accounts receivable sales agreement was in effect the entire year.

     The comparatively higher effective tax rate reflected the effect of certain tax liability adjustments, and the effect of higher state taxes in the current year as a result of a change in the mix of pretax income.

CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                                               1994           1993           1992
- -----------------------------------------------------------------------------------------------------------------------------

NET SALES AND OTHER REVENUE                                                          $  185,415     $1,364,576     $1,148,722
COSTS AND EXPENSES
  Cost of goods sold                                                                    117,193      1,219,742      1,020,608
  Selling, general and administrative expenses                                           55,443        126,055        108,629
  Restructuring charge at Eli Witt                                                           --             --          3,500
  Other expense, net                                                                      4,000             --            122
                                                                                     ----------------------------------------
OPERATING PROFIT                                                                          8,779         18,779         15,863
  Gain on sale of Eli Witt common stock                                                   2,691             --             --
  Loss from equity investments, net                                                       1,728            290            882
  Other nonoperating income                                                               1,446             --             --
  Interest expense, net                                                                   8,614         14,411         10,405
  Fees on sales of accounts receivable                                                       --            476          2,037
                                                                                     ----------------------------------------
  Income before income taxes                                                              2,574          3,602          2,539
  Income tax provision                                                                    1,422          1,877            671
                                                                                     ----------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                      1,152          1,725          1,868
Cumulative effect of accounting change for postretirement benefits, net of tax               --         (9,177)            --
                                                                                     ----------------------------------------
NET INCOME (LOSS)                                                                         1,152         (7,452)         1,868
Accretion of Series A preferred stock of Eli Witt                                            --            705             --
                                                                                     ----------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                                       1,152         (8,157)         1,868
Retained earnings - beginning of year                                                    98,345        106,502        107,219
Dividends                                                                                    --             --         (2,585)
                                                                                     ----------------------------------------
Retained earnings - end of year                                                      $   99,497     $   98,345     $  106,502
                                                                                     ----------------------------------------
                                                                                     ----------------------------------------
Income per common share before cumulative effect of accounting change                $     0.27     $     0.24     $     0.43
Cumulative effect of accounting change per common share                                      --          (2.13)            --
                                                                                     ----------------------------------------
Net income (loss) per common share                                                   $     0.27     $    (1.89)    $     0.43
                                                                                     ----------------------------------------
                                                                                     ----------------------------------------

Weighted average common shares outstanding                                            4,308,000      4,308,000      4,308,000
                                                                                     ----------------------------------------
                                                                                     ----------------------------------------



CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK AND CAPITAL IN EXCESS OF PAR VALUE


                                                                                                    CAPITAL IN         COMMON
                                                                                         COMMON     EXCESS  OF       STOCK IN
(DOLLARS IN THOUSANDS)                                                                    STOCK      PAR VALUE       TREASURY
- -----------------------------------------------------------------------------------------------------------------------------

Balance November 30, 1991                                                                $4,549        $13,296        $(5,314)
  Issuance of treasury stock (166 shares)                                                    --             --              2
                                                                                         ------------------------------------

Balance November 28, 1992                                                                 4,549         13,296         (5,312)
  Issuance of treasury stock (226 shares)                                                    --             --              4
                                                                                         ------------------------------------

Balance November 27, 1993                                                                 4,549         13,296         (5,308)
  Issuance of treasury stock (226 shares)                                                    --             --              3
                                                                                         ------------------------------------

Balance December 3, 1994                                                                 $4,549        $13,296        $(5,305)
                                                                                         ------------------------------------
                                                                                         ------------------------------------



                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET


(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
ASSETS                                                                                       DEC. 3, 1994       Nov. 27, 1993
- -----------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                                        $  6,682            $  8,715
Receivables, less allowance of $1,426 (1993 - $2,364)                                              25,084              75,917
Inventories                                                                                        68,189             128,216
Other current assets                                                                                5,759               5,931
                                                                                                 ----------------------------
Total current assets                                                                              105,714             218,779

Property and equipment, net                                                                        76,873             114,898
Real estate held for sale or lease, net                                                            31,373              35,338
Investment in Series B preferred stock of Eli Witt                                                 12,773                  --
Investment in real estate joint ventures                                                            7,864               8,275
Other, including investment in Centaur of $14,545 (1993 - $14,195)                                 19,643              24,923
Intangible assets, net                                                                             18,997              21,446
                                                                                                 ----------------------------
Total assets                                                                                     $273,237            $423,659
                                                                                                 ----------------------------
                                                                                                 ----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                         $ 22,885            $ 72,870
Long-term debt due within one year                                                                  4,158              14,519
Income taxes                                                                                          299                 264
                                                                                                 ----------------------------
Total current liabilities                                                                          27,342              87,653

Long-term debt                                                                                     98,976             175,405
Accrued retirement benefits                                                                        15,227              19,477
Deferred income taxes                                                                               4,765               5,479
Other noncurrent liabilities and deferred credits                                                  14,890              14,758
                                                                                                 ----------------------------
Total liabilities                                                                                 161,200             302,772
                                                                                                 ----------------------------
Minority interest in Eli Witt                                                                          --              10,005
                                                                                                 ----------------------------

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share
  Authorized - 10,000,000 shares
  Issued - 4,549,190 shares                                                                         4,549               4,549
Capital in excess of par value                                                                     13,296              13,296
Retained earnings                                                                                  99,497              98,345
                                                                                                 ----------------------------
                                                                                                  117,342             116,190
Less - Common stock in Treasury, at cost, 240,902 shares (1993 - 241,128)                          (5,305)             (5,308)
                                                                                                 ----------------------------
Total shareholders' equity                                                                        112,037             110,882
                                                                                                 ----------------------------
Total liabilities, minority interest and shareholders' equity                                    $273,237            $423,659
                                                                                                 ----------------------------
                                                                                                 ----------------------------



                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF CASH FLOWS


(DOLLARS IN THOUSANDS)                                                                     1994           1993           1992
- -----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income (loss)                                                                    $  1,152       $ (7,452)      $  1,868
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Cumulative effect of accounting change, net of tax                                     --          9,177             --
      Depreciation and amortization                                                       7,381         12,620         11,368
      Gain on sale of Eli Witt common stock                                              (2,691)            --             --
      Loss from equity investments, net                                                   1,728            290            882
      Discount and interest on subordinated note                                          1,446             --             --
      Other nonoperating income                                                          (1,446)            --             --
      Provision for bad debts                                                               764          1,332          1,485
      Changes in assets and liabilities net of effects from the
        deconsolidation of Eli Witt in 1994 and the
        acquisition of Certified Grocers by Eli Witt in 1993:
        Decrease (increase) in real estate held for sale or lease, net                    3,965            326           (523)
        Decrease (increase) in inventories                                                2,098         60,828        (67,114)
        (Increase) decrease in accounts receivable                                         (763)         5,815         (4,963)
        Decrease in sales of accounts receivable                                             --        (26,000)        (4,000)
        Increase (decrease) in accounts payable and accrued liabilities                     304         (7,821)         4,755
        Increase (decrease) in income taxes payable                                          35            (90)        (1,542)
        (Decrease) increase in deferred income taxes                                     (2,714)         1,106            652
      Other, net                                                                          2,751           (304)            95
                                                                                       --------------------------------------
Net cash provided by (used in) operating activities                                      14,010         49,827        (57,037)
                                                                                       --------------------------------------

INVESTING ACTIVITIES:
  Proceeds from Eli Witt's repayment of a mortgage loan to the Corporation                8,000             --             --
  Additions to property and equipment                                                    (4,826)        (8,275)       (10,666)
  Proceeds from the sale of Eli Witt common stock                                           672             --             --
  Proceeds from Take-out Agreement with Moll PlastiCrafters                                  --          4,953             --
  Acquisition of Certified Grocers by Eli Witt, net of cash acquired                         --         (2,762)            --
  Other, net                                                                                 --             --            573
                                                                                       --------------------------------------
Net cash provided by (used in) investing activities                                       3,846         (6,084)       (10,093)
                                                                                       --------------------------------------

FINANCING ACTIVITIES:
  Payments of long-term debt, including debt refinanced by
    Eli Witt in its 1993 acquisition of Certified Grocers                               (28,718)       (55,338)          (820)
  Increases in long-term debt, including debt assumed by
    Eli Witt in its 1993 acquisition of Certified Grocers                                16,669         61,612         17,000
  Net (decrease) increase in notes payable                                                   --        (43,200)        43,200
  Dividends                                                                                  --             --         (2,585)
                                                                                       --------------------------------------
Net cash (used in) provided by financing activities                                     (12,049)       (36,926)        56,795
                                                                                       --------------------------------------
Net increase (decrease) in cash and cash equivalents                                      5,807          6,817        (10,335)
Cash and cash equivalents at beginning of year
  (excluding Eli Witt cash of $7,840 at the beginning of 1994)                              875          1,898         12,233
                                                                                       --------------------------------------
Cash and cash equivalents at end of year                                               $  6,682       $  8,715       $  1,898
                                                                                       --------------------------------------
                                                                                       --------------------------------------


                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

BASIS OF CONSOLIDATION

The consolidated financial statements reflect the accounts of all of the Corporation's wholly owned subsidiaries. The Corporation's subsidiary in the wholesale distribution business, The Eli Witt Company ("Eli Witt"), which prior to 1994 was a consolidated subsidiary, has been deconsolidated and is accounted for on the equity method of accounting as of the beginning of the 1994 fiscal year (see Note 1). Prior years' financial statements have not been restated to reflect Eli Witt on the equity method. For comparative purposes, the accompanying footnotes to the Corporation's consolidated financial statements include, where deemed appropriate, unaudited pro forma financial information of prior years reflecting Eli Witt on the equity method.

     The Corporation accounts for its approximate 25% investment in Centaur Communications Limited ("Centaur") on the equity method. Approximately $6,550, representing the excess of the cost of the Corporation's investment over the book value of its equity in Centaur, is being amortized on a straight-line basis over 40 years.

     The Corporation accounts for its investments in real estate joint ventures on the equity method.

FISCAL YEAR

     The Corporation's fiscal year ends on the Saturday nearest November 30. Fiscal 1994 ended on December 3, 1994 and contained 53 weeks. Fiscal 1993 and 1992 ended on November 27, 1993 and November 28, 1992, respectively, and each year included 52 weeks.

RECLASSIFICATION

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on deposit and amounts due from banks maturing within 90 days of purchase.

INVENTORIES

     Inventories are stated at the lower of cost or market using the first-in, first-out ("FIFO") or average cost method.

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

     The cost of inventories of Eli Witt, included in the Corporation's 1993 consolidated balance sheet, was determined by the last-in, first-out ("LIFO") method. Eli Witt's inventories consisted mainly of cigarettes, tobacco, confectionery, grocery and paper products.

     The Corporation believes that the LIFO method resulted in a better matching of the costs and revenues of Eli Witt.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the difference between the book value and any proceeds realized on the sale is charged or credited to income. Expenditures for maintenance and repairs are charged to income as incurred; renewals and improvements are capitalized.

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

MINORITY INTEREST IN SUBSIDIARY

     The minority interest in subsidiary included in the Corporation's 1993 balance sheet reflected the Series A preferred stock of Eli Witt issued in connection with Eli Witt's 1993 acquisition of Certified Grocers of Florida, Inc.

REVENUE AND GAIN RECOGNITION

     In the consumer products, industrial products, and nursery products businesses, sales and the related costs of sales are recognized primarily upon shipment of products. In the real estate business, gains on real estate sales are recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate."

INCOME TAXES

     The Corporation uses the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

EARNINGS PER SHARE

     Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding considering the dilutive effect of outstanding stock options. In 1993, earnings per share amounts were computed after an accretion charge on the Series A preferred stock of Eli Witt.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of the Corporation's other financial instruments are discussed in Notes 2 and 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1 -- DECONSOLIDATION OF ELI WITT

     On April 25, 1994, Eli Witt acquired the net assets of the six Southern distribution facilities of NCC L.P. (see Note 2) in exchange for 595,000 newly issued common shares of Eli Witt. The Corporation accounted for this transaction as a like kind exchange and therefore did not recognize any gain or loss on this transaction. As a result of the additional shares of common stock issued by Eli Witt and the concurrent sale by the Corporation of 400,000 shares of its Eli Witt common stock holdings (see Note 2), the Corporation's ownership of Eli Witt's outstanding common stock was reduced from 85% to 50.1%. In connection with these transactions the Corporation entered into a Shareholders Agreement with MS Distribution, Inc. ("MSD"), a former limited partner in the NCC L.P. partnership. MSD now owns approximately 38% of the outstanding common stock of Eli Witt. This Agreement contains certain governance provisions which require the prior approval of MSD for all major transactions by Eli Witt, including (but not limited to), incurrence of debt, acquisitions, material contracts, the sale of assets, issuance and repurchase of stock, changes in Eli Witt's charter and by-laws, and capital expenditures. Due to the shareholder rights granted to MSD, the Corporation no longer has unilateral control over Eli Witt. Therefore, the Corporation deconsolidated Eli Witt as of April 25, 1994 and is accounting for its remaining investment in Eli Witt under the equity method. The 1994 financial statements reflect the application of the equity method of accounting retroactive to the beginning of the year. The financial statements of prior years continue to reflect Eli Witt as a fully consolidated subsidiary.

     The following unaudited condensed statement of operations, statement of cash flows and balance sheet, of the Corporation, presented for comparative purposes, reflect Eli Witt under the equity method on a pro forma basis for 1993.

CONDENSED STATEMENT OF OPERATIONS OF CULBRO CORPORATION


                                                                       1993
                                                                 (unaudited)
                                                        1994     (pro forma)
- ---------------------------------------------------------------------------

Net sales and other revenue                         $185,415       $167,230
Operating profit (including other
  expense of $4,000 in 1994)                        $  8,779       $  8,745
Gain from sale of Eli Witt common stock             $  2,691       $     --
(Loss) income from equity investments, net          $ (1,728)      $  1,339
Income before effect of accounting change           $  1,152       $  1,020



CONDENSED STATEMENT OF CASH FLOWS OF CULBRO CORPORATION


                                                                       1993
                                                                 (unaudited)
                                                        1994     (pro forma)
- ---------------------------------------------------------------------------

Net cash provided by (used in)
  operating activities                              $ 14,010       $   (845)
                                                    -----------------------
Proceeds (issuance) of mortgage on an
  Eli Witt facility                                    8,000        (10,000)
Additions to property and equipment                   (4,826)        (3,647)
Proceeds from sale of Eli Witt common stock              672             --
Cash dividend from Eli Witt                               --         41,529
Net repayment of Eli Witt intercompany debt               --         46,129
Take-out Agreement                                        --          4,953
                                                    -----------------------
Net cash provided by investing activities              3,846         78,964
                                                    -----------------------
Payments of debt                                     (28,718)       (78,038)
Increases in debt                                     16,669             --
                                                    -----------------------
Net cash used in financing activities                (12,049)       (78,038)
                                                    -----------------------
Net increase in cash and cash equivalents           $  5,807       $     81
                                                    -----------------------
                                                    -----------------------


CONDENSED BALANCE SHEET OF CULBRO CORPORATION


                                                                   Nov. 27,
                                                                       1993
                                                     DEC. 3,     (unaudited)
                                                        1994     (pro forma)
- ---------------------------------------------------------------------------

Total current assets                                $105,714       $100,293
Property and equipment, net                           76,873         78,770
All other assets, including investments               90,650        102,833
                                                    -----------------------
Total assets                                        $273,237       $281,896
                                                    -----------------------
                                                    -----------------------

Total current liabilities                           $ 27,342       $ 32,592
Long-term debt                                        98,976        104,914
All other noncurrent liabilities                      34,882         33,508
                                                    -----------------------
Total liabilities                                    161,200        171,014
Shareholders' equity                                 112,037        110,882
                                                    -----------------------
Total liabilities and shareholders' equity          $273,237       $281,896
                                                    -----------------------
                                                    -----------------------


NOTE 2 -- INVESTMENT IN ELI WITT

     At the time of the deconsolidation and at December 3, 1994, Eli Witt was in a common deficit position, and as such, the Corporation has a negative basis in its common equity investment in Eli Witt. The negative basis of approximately $6.5 million is reflected as a deferred credit in the Corporation's balance sheet as of December 3, 1994. Accordingly, the Corporation recognized the results of Eli Witt through the April 25, 1994 deconsolidation date and will not recognize any future profit or losses of Eli Witt until its common deficit is recouped. At December 3, 1994 the $15 million face value mandatorily redeemable Series B preferred stock of Eli Witt held by the Corporation is included on the consolidated balance sheet at approximately $12.8 million. This amount reflects the fair value of the preferred stock based on the fair value of the related subordinated note for which it is exchangeable in August 1998.

     The carrying value of Series B preferred stock is increased annually by accretion to its $15 million face value, plus 10% cumulative dividends. The total amount of accretion and dividends is equal to the amortization of the original issue discount plus accrued interest on the subordinated note. Other nonoperating income in the 1994 consolidated statement of operations includes accretion and accrued dividends totaling $1,446 which equal the amount of discount amortization and interest on the subordinated note included in the Corporation's consolidated interest expense.

     In 1994, Eli Witt refinanced the mortgage on a Florida distribution facility through a financial institution, and used the proceeds to repay $8 million of the $10 million mortgage the Corporation held on that facility. The Corporation retains a $2 million second mortgage, which is included in other assets on the Corporation's December 3, 1994 consolidated balance sheet.

     Eli Witt's unaudited summarized financial information is as follows:

SUMMARIZED STATEMENT OF OPERATIONS OF ELI WITT


                                         1994
                                   (UNAUDITED)          1993           1992
- ---------------------------------------------------------------------------

Net sales and other revenue        $1,521,796     $1,197,346       $984,679
Operating (loss) profit            $  (10,349)    $   10,034       $ 10,820
Net (loss) income                  $  (14,411)    $    2,334       $  4,921
Dividends/accretion related to
  preferred stock                  $   (3,039)    $   (1,855)      $     --
Net (loss) income available to
  common shareholders              $  (17,450)    $      479       $  4,921



SUMMARIZED BALANCE SHEET OF ELI WITT


                                                     DEC. 3,
                                                        1994       Nov. 27,
                                                  (UNAUDITED)          1993
- ---------------------------------------------------------------------------

Trade receivables, net                              $ 64,576       $ 50,832
Inventories                                           54,576         57,929
Property and equipment, net                           43,353         36,128
All other assets                                      26,611         20,036
                                                    -----------------------
Total assets                                        $189,116       $164,925
                                                    -----------------------
                                                    -----------------------
Accounts payable and accrued expenses               $ 69,058       $ 49,666
Total debt                                           105,399         85,263
All other liabilities                                 10,141         12,067
                                                    -----------------------
Total liabilities                                    184,598        146,996
                                                    -----------------------
Mandatorily redeemable Series B preferred stock       17,650         16,150
                                                    -----------------------
Shareholders' (deficit) equity:
Series A preferred stock                              10,080         10,005
Series C preferred stock                               1,464             --
Common stock and accumulated deficit                 (24,676)        (8,226)
                                                    -----------------------
Total shareholders'(deficit) equity                  (13,132)         1,779
                                                    -----------------------
Total liabilities, preferred stock
  and shareholders' (deficit) equity                $189,116       $164,925
                                                    -----------------------
                                                    -----------------------

     At December 3, 1994 Eli Witt was operating under a temporary waiver of the covenants under its Credit Agreement, pending satisfactory conclusion of negotiations of new covenants and terms with the creditor banks, and a possible additional investment of up to $5 million from the Corporation.

NCC SOUTH ACQUISITION

     On April 25, 1994 Eli Witt acquired the net assets of the six Southern distribution facilities of NCC L.P. ("NCC"), a limited partnership engaged in the wholesale distribution business. The six facilities, designated as NCC South, comprised a portion of the overall distribution business conducted by NCC through nine warehouses in total.

     Prior to this acquisition, the Corporation owned 85% of the outstanding common stock of Eli Witt and the former shareholders of Certified Grocers of Florida, Inc. ("Certified Grocers") held 15%, which they received in connection with Eli Witt's acquisition of Certified Grocers in 1993 (see below). In connection with its acquisition of NCC South, Eli Witt issued to NCC 595,000 shares of common stock, representing approximately 23% of its outstanding common stock after the acquisition. In a transaction executed simultaneously with Eli Witt's acquisition of NCC South, the Corporation sold 400,000 shares of its Eli Witt common stock to MSD, a former limited partner of NCC and an affiliate of the Morgan Stanley Leveraged Equity Fund II L.P., and issued a $15 million subordinated note to MSD. In return, the Corporation received proceeds of $12 million and the right to exchange in 1998, at the Corporation's option, the subordinated note for the $15 million face value Eli Witt Series B preferred stock held by the Corporation. The $12 million proceeds received from MSD was allocated to the subordinated note ($11,328) and to the Eli Witt common stock sold ($672) based on their fair values as of April 25, 1994. A pretax gain of $2,691 was recognized on the 400,000 shares sold to MSD, comprising the proceeds of $672 and the Corporation's negative basis of $2,019 in the shares sold.

     As a result of the transactions described above, MSD owns shares totaling approximately 38% of the outstanding common stock of Eli Witt. The Corporation retained a 50.1% ownership in the outstanding common stock of Eli Witt, and the former shareholders of Certified Grocers now hold approximately 12% of the outstanding common stock of Eli Witt.

CERTIFIED GROCERS ACQUISITION

     In February 1993, Eli Witt acquired Certified Grocers, a grocery wholesaler located in Ocala, Florida with annual revenue of approximately $300 million. Each share of Certified Grocers' common stock was converted into one share of newly issued nonvoting Eli Witt Series A preferred stock with a stated value of $15.8 million and an estimated value of $9.3 million when it was issued. Dividends on the Series A preferred stock are cumulative, and are payable quarterly beginning in May 1996.

     Certain former Certified Grocers shareholders received 300,000 shares of Class C common stock in exchange for entering three-year supply agreements with Eli Witt. These shares represented 15% of the issued and outstanding common stock of Eli Witt after the acquisition.

     In conjunction with the Certified Grocers acquisition, Eli Witt obtained its own financing separate from the Corporation and its other subsidiaries, and its cash flow was no longer available to the Corporation and its other subsidiaries. Eli Witt obtained a $125 million Credit Agreement from which it repaid its intercompany debt to the Corporation and also paid the Corporation a cash dividend. These payments totaled $87.7 million. The Corporation used these proceeds to reduce its existing debt, including debt incurred to finance Eli Witt's cigarette purchases and to repurchase all previously sold yet uncollected receivables under its accounts receivable sales agreement, which included Eli Witt's receivables. Eli Witt also used its new credit facility to retire Certified Grocers' debt of approximately $24.3 million assumed in the acquisition.

     In connection with the acquisition of Certified Grocers, Eli Witt also declared a special dividend to the Corporation in the form of its Series B preferred stock, with a stated value of $15 million. Dividends on the Series B preferred stock are cumulative, and accrue from the acquisition date at the rate of 10% per annum of the stated value. There have been no dividend payments from Eli Witt to the Corporation. The Series B preferred stock is subject to mandatory redemption in August 1998 at a price equal to the stated value plus accrued dividends. In connection with the NCC South transaction in April 1994, the Corporation negotiated the right to exchange its Eli Witt Series B preferred stock and accrued dividends for the Corporation's subordinated note, and accrued interest, issued to MSD (see Note 3).

NOTE 3 -- LONG-TERM DEBT

     Long-term debt includes:


                                                                   Nov. 27,
                                                                       1993
                                      DEC. 3,       Nov. 27,     (unaudited)
                                         1994           1993     (pro forma)
- ---------------------------------------------------------------------------

Culbro Corporation
  Credit Agreement                   $ 52,000      $  69,000      $  69,000
The Eli Witt Company
  Credit Agreement                         --         70,850             --
Senior Notes, 9.9%, due
  serially through 1998                23,855         34,491         34,491
Exchangeable Subordinated Note,
  10% (face value $15,000)             11,850             --             --
Obligations under capital leases        3,682          6,305          4,359
Other, principally mortgages           11,747          9,278          6,811
                                     --------------------------------------
                                      103,134        189,924        114,661

Less: Due within one year               4,158         14,519          9,747
                                     --------------------------------------
Total long-term debt                 $ 98,976       $175,405       $104,914
                                     --------------------------------------
                                     --------------------------------------


     The November 27, 1993 pro forma balances reflect long-term debt excluding Eli Witt. As of December 3, 1994, the annual payment requirements under the terms of all the above loans, excluding the Culbro Corporation Credit Agreement (the "Credit Agreement"), the exchangeable subordinated note and capital leases, for the years 1995 through 1999 are $3,297, $7,477, $7,521, $7,571 and $613, respectively.

     The Credit Agreement terminates in June 1996 and provides committed financing at market rates, principally LIBOR plus a margin of 1 1/2%. In accordance with the terms of the Credit Agreement, the original commitment of $80 million was reduced to $73 million in 1994 and will be reduced to $65 million in September 1995. In lieu of compensating balance requirements, the Corporation pays a commitment fee of 1\2 of 1% per annum on the unused available balance. The Senior Notes and the Credit Agreement are collateralized by the stock of the Corporation's operating subsidiaries and include limitations on indebtedness, capital expenditures, investments and other significant transactions, as defined. Proceeds from significant asset sales not in the ordinary course of business are required to be used to reduce commitments under the Credit Agreement and amounts outstanding under the Senior Notes. The Senior Notes and the Credit Agreement permit dividends to be paid subsequent to 1994, provided the Corporation's results exceed certain requirements, as defined.

     As described in Note 2, the Corporation issued a $15 million 10% subordinated note due August 1998 and sold 400,000 of its Eli Witt shares for proceeds of $12 million in connection with Eli Witt's acquisition of NCC South. No interest payments are required on the note until maturity, at which time the principal and all accrued interest may be exchanged, at the Corporation's option, for the Series B preferred stock of Eli Witt held by the Corporation. Interest expense in 1994 includes $522 for amortization of the original issue discount on the subordinated note.

     On January 27, 1994, the Corporation obtained a $5 million mortgage on certain equipment. The proceeds were used to reduce the amount outstanding under the Credit Agreement. The mortgage bears interest at 7.25% per annum and has a term of ten years, with a balloon payment of $1.2 million due at maturity.

     In 1993, the Corporation entered into two interest rate swap agreements with major banks as a hedge against interest rate exposure on its variable rate debt under the Credit Agreement. One of the agreements fixed the LIBOR rate at 4.74% on $30 million of variable rate debt through March 1996. The other interest rate swap agreement fixed the LIBOR rate at 4.89% on an additional $20 million of variable rate debt through September 1995. The effect of the swap agreements was to increase 1994 interest expense by $370 for payments made to the banks in excess of payments received from the banks, when interest rates under the Credit Agreement varied from the swap rates. Management believes that risk of loss due to nonperformance by the banks is minimal.

     Management believes that because the interest rates on the Credit Agreement adjust to current market rates, this debt, as stated on the December 3, 1994 balance sheet, approximates its fair market value. Management also believes that the amounts reflected on the balance sheet for its Senior Notes and other debt facilities reflect their current market values based on market interest rates for comparable risks, maturities and collateral. The estimated fair market value of the interest rate swap agreements, based on their estimated termination values, was $1,134 as of December 3, 1994.

NOTE 4 -- SHAREHOLDERS' EQUITY

EMPLOYEES STOCK OPTION PLANS

     The 1992 Stock Plan (the "1992 Plan") and the 1991 Employees Incentive Stock Option Plan (the "1991 Plan") for officers and key employees, made available 300,000 and 210,000 shares of common stock, respectively, for purchase at prices equal to the fair market value at date of grant. The options outstanding under these plans may be exercised as Incentive Stock Options, which under current tax laws do not provide any tax deductions to the Corporation. Options may be exercised over a period ending not later than eight years from the date of grant. The exercise period for each grant is determined by the Corporation's Compensation Committee.

     At December 3, 1994, a total of 131,800 shares under the 1992 Plan were available for future grant. There are no shares available for future grant under the 1991 Plan. Of the options outstanding at December 3, 1994, a total of 137,400 may be exercised as stock appreciation rights. The options granted under the 1992 and 1991 Plans are not exercisable until three years from the date of grant. Transactions under the 1992 and 1991 Plans are summarized as follows:


                                                                     NUMBER
                                                                  OF SHARES
- ---------------------------------------------------------------------------

Options outstanding at Nov. 30, 1991                                185,574
Granted during 1992                                                  80,900
Expired and canceled                                                (36,466)
                                                                    -------
Options outstanding at Nov. 28, 1992                                230,008
Granted during 1993                                                  79,900
Expired and canceled                                                (29,208)
                                                                    -------
Options outstanding at Nov. 27, 1993                                280,700
Granted during 1994                                                  88,300
Expired, canceled and exercised                                     (33,400)
                                                                    -------
Options outstanding at Dec. 3, 1994                                 335,600
                                                                    -------
                                                                    -------
Option prices range between:                                         $14.00
                                                                        and
                                                                     $27.00
Options exercisable:
November 28, 1992                                                    18,708
November 27, 1993                                                    30,700
December 3, 1994                                                    109,000
Expiration date of the 1991 Plan                                       2001
Expiration date of the 1992 Plan                                       2002
Number of option holders at Dec. 3, 1994                                 13


NONEMPLOYEE DIRECTORS STOCK OPTION PLAN

     The 1992 Stock Option Plan for Nonemployee Directors made available 45,000 shares of common stock for purchase at prices equal to the fair market value at date of grant. Options canceled become available for future grant. Options are not exercisable until three years from the date of grant and may be exercised over a period ending not later than eight years from the date of grant. At December 3, 1994, 17,000 shares remained available for future grant. The options outstanding will be exercised as Incentive Stock Options. None of the options outstanding at December 3, 1994 may be exercised as stock appreciation rights.

     Transactions under the 1992 Plan for Nonemployee Directors are as follows:


                                                                     NUMBER
                                                                  OF SHARES
- ---------------------------------------------------------------------------


Options outstanding at Nov. 28, 1992                                     --
Granted during 1993                                                  14,000
                                                                     ------
Options outstanding at Nov. 27, 1993                                 14,000
Granted during 1994                                                  14,000
                                                                     ------
Options outstanding at Dec. 3, 1994                                  28,000
                                                                     ------
                                                                     ------
Option prices are:                                                   $14.38
                                                                        and
                                                                     $16.69
Options exercisable:
November 27, 1993                                                      None
December 3, 1994                                                       None
Number of option holders at Dec. 3, 1994                                  7


EMPLOYMENT AGREEMENT

     The Corporation entered into a five-year employment agreement in 1994 with a corporate officer which included the issuance of 125,000 stock options. The options are exercisable at a rate of 25,000 per year over the period 1995 through 1999 at an option price of $4.00 per share. At the time the options were granted, the quoted market price of the Corporation's common stock was $14.69 per share. The difference between this market price and the option price is being reflected as compensation expense over the term of the agreement. In 1994, such expense was $170.

PREFERRED STOCK

The Corporation has 1,000,000 authorized but unissued shares of preferred stock, par value $1.

NOTE 5 -- LEASES

     The Corporation and its subsidiaries have noncancellable leases relating principally to a manufacturing facility and vehicles.

CAPITAL LEASES

     Future minimum lease payments under capital leases and the present value of such payments as of December 3, 1994 were:


- ---------------------------------------------------------------------------

1995                                                                 $1,314
1996                                                                    934
1997                                                                    694
1998                                                                    450
1999                                                                    346
Later years                                                             601
                                                                     ------
Total minimum lease payments                                          4,339
Less: Amounts representing interest                                     657
                                                                     ------
Present value of minimum lease payments (a)                          $3,682
                                                                     ------
                                                                     ------

(a) INCLUDED ON THE CONSOLIDATED BALANCE SHEET AS CURRENT LIABILITIES ARE $854 (1993 - $1,667) AND AS LONG-TERM DEBT $2,828 (1993 -$4,638). PRO FORMA
     CONSOLIDATED CURRENT LIABILITIES AND LONG-TERM DEBT RELATING TO LEASES AT NOVEMBER 27, 1993, EXCLUDING ELI WITT, WERE $1,020 AND $3,339 RESPECTIVELY (SEE NOTE 3).


     At December 3, 1994, property and equipment financed with capital leases amounted to $4,652 (1993 - $7,114), net of accumulated depreciation of $4,489 (1993 - $10,032). Pro forma property and equipment financed with capital leases as of November 27, 1993, excluding Eli Witt, was $5,168, net of accumulated depreciation of $4,068.

     Consolidated depreciation expense relating to capital leases was $1,019 in 1994 (1993 -$1,906; 1992 - $2,273). Pro forma depreciation expense relating to capital leases was $1,082 and $1,153 in 1993 and 1992, respectively.

OPERATING LEASES

     Future minimum rental payments under noncancellable leases as of December 3, 1994 were:


- ---------------------------------------------------------------------------

1995                                                                 $  448
1996                                                                    364
1997                                                                    316
1998                                                                    142
1999                                                                    128
Later years                                                              --
                                                                     ------
Total minimum lease payments                                         $1,398
                                                                     ------
                                                                     ------


     Total rental expenses for all operating leases in 1994 was $478 (1993 - $4,042; 1992 -$2,893). Pro forma consolidated rental expense in 1993 and 1992, was $667 and $895, respectively.

     As lessor, the Corporation's activities consist of the leasing of office and industrial space in Connecticut and New York. Future minimum rentals to be received under noncancellable leases, as of December 3, 1994, were:


- ---------------------------------------------------------------------------

1995                                                                $ 4,206
1996                                                                  3,759
1997                                                                  3,405
1998                                                                  2,505
1999                                                                  2,087
Later years                                                           2,810
                                                                    -------
Total minimum rental revenue                                        $18,772
                                                                    -------
                                                                    -------


     Total rental revenue from all leases in 1994 was $5,596 (1993 - $5,275; 1992 - $6,598).

NOTE 6 -- PENSION PLAN

     The Corporation has a noncontributory defined benefit pension plan covering certain employees. The plan provides benefits based on employees' years of service and compensation. Contributions to the plan are made in accordance with the provisions of the Employee Retirement Income Security Act.

     Pension expense included in the consolidated results of operations, including the expense in 1993 and 1992 related to the separate Eli Witt pension plan, was as follows:


                                         1994           1993           1992
- ---------------------------------------------------------------------------

Service costs - benefits
  earned during the year              $ 1,089        $ 1,182       $  1,492
Interest on projected
  benefit obligations                   3,928          5,029          5,110
                                      -------------------------------------
Total benefit expense                   5,017          6,211          6,602
                                      -------------------------------------
Actual return on pension
  plans' assets                          (786)        (9,603)       (12,911)
Difference from expected
  long-term return                     (3,499)         4,915          8,320
                                      -------------------------------------
Net expected return                    (4,285)        (4,688)        (4,591)
                                      -------------------------------------
Amortization of net
  pension obligation at
  adoption of SFAS No. 87                  51             50            235
Other                                      21             30             42
                                      -------------------------------------
Net pension expense                   $   804        $ 1,603       $  2,288
                                      -------------------------------------
                                      -------------------------------------


     Pro forma net pension expense in 1993 and 1992, excluding Eli Witt, was $1,011 and $981, respectively.

     The status of the Culbro Corporation pension plan at December 3, 1994 and the Culbro Corporation and Eli Witt pension plans at November 27, 1993 was as follows:


                                                        1994           1993
- ---------------------------------------------------------------------------

Present value of benefits earned by
  participants, including vested benefits of
  $45,614 and $66,836 at Dec. 3, 1994 and
  Nov. 27, 1993, respectively                        $46,072        $67,751
                                                     ----------------------
                                                     ----------------------
Plan assets at fair value, primarily equities         56,373         70,459
Present value of projected benefit obligations        48,307         70,069
                                                     ----------------------
Plan assets in excess of projected benefit
 obligations                                           8,066            390
Amount included on balance sheet                       5,320         10,656
                                                     ----------------------
Unrecognized net asset                               $13,386        $11,046
                                                     ----------------------
                                                     ----------------------
Unrecognized net asset includes:
Net gain from experience differences and
  assumption changes                                 $13,899        $11,716
Changes due to plan amendments                       $  (225)       $  (331)
Net pension obligation at adoption of SFAS No. 87    $  (288)       $  (339)
                                                     ----------------------
                                                     ----------------------


     During 1994, the Culbro Corporation pension plan assumed the obligation for $1,068 of life insurance benefits for retirees covered under the pension plan. This transaction resulted in an increase in the Corporation's accrued pension liability reflected in "Amount included on balance sheet" above, and a corresponding reduction in the accrued liability for other postretirement benefits (see Note 7).

     Discount rates of 8.5% and 7.5% were used to compute the present value of pension benefits at December 3, 1994 and November 27, 1993, respectively. A 5% rate of increase in future compensation levels was used to estimate the projected pension obligations at both December 3, 1994 and November 27, 1993. The expected rate of return on pension plan assets in 1994, 1993, and 1992 was estimated at 9% representing the average long-term rate expected from the investment of plan assets.

     At November 27, 1993, the projected benefit obligations in excess of the plan assets for the Eli Witt pension plan was $7,208, representing the present value of projected benefit obligations of $15,290 less plan assets of $8,082.

NOTE 7 -- OTHER POSTRETIREMENT BENEFITS

     The Corporation provides health and life insurance benefits to certain retired employees. Effective at the beginning of the 1993 fiscal year, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement required the Corporation to record a liability for the present value of its unfunded accumulated postretirement benefit obligation and recognize postretirement benefits on the accrual basis. Previously, the Corporation expensed the cost of these benefits when paid. The Corporation elected to record its entire accumulated liability for such benefits as of the beginning of 1993. A net charge of $9.2 million ($2.13 per share), reflecting the accrued postretirement benefit obligation of $14.8 million, net of a deferred tax benefit of $5.6 million, was recorded in the Corporation's 1993 consolidated statement of operations. The effect of adopting SFAS No. 106 on 1993 operating profit was not material.

     The components of other postretirement benefits expense included in the consolidated statement of operations, including amounts related to Eli Witt in 1993, were as follows:


                                                        1994           1993
- ---------------------------------------------------------------------------

Service cost - benefits earned during
  the year                                              $110         $  196
Interest on accumulated postretirement
  benefit obligation                                     693          1,067
                                                        -------------------
Total expense (1993 pro forma excluding
  Eli Witt -- $839)                                     $803         $1,263
                                                        -------------------
                                                        -------------------

     In 1992, other postretirement benefits expense, recorded on a cash basis, was $1,100.

     The liabilities recorded for the actuarial present value of accumulated postretirement benefits, none of which have been funded, for the Corporation at December 3, 1994 and the Corporation and Eli Witt at November 27, 1993, were as follows:


                                                                       1993
                                                                 (unaudited)
                                         1994           1993     (pro forma)
- ---------------------------------------------------------------------------

Retirees                               $4,954        $10,382         $6,303
Fully eligible active plan
  participants                          1,655          2,836          2,245
Other active participants                 694          1,330          1,012
Unrecognized net gain from
  experience differences and
  assumption changes                      933             --             --
                                       ------------------------------------
Liability for other postretirement
  benefits                             $8,236        $14,548         $9,560
                                       ------------------------------------
                                       ------------------------------------


     The accumulated postretirement benefit obligation was determined using discount rates of 8.5% and 7.5% at December 3, 1994 and November 27, 1993, respectively. Because the Corporation's obligation for medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost.

     The adoption of SFAS No. 106 did not have an adverse effect on the Corporation's cash flow because the Corporation continues to fund the cost of postretirement benefits as incurred.

NOTE 8 -- INCOME TAXES

     The provision for income taxes is summarized as follows:


                                         1994           1993           1992
- ---------------------------------------------------------------------------

Current:
  Federal                              $1,296         $   54          $(631)
  State and local                         840            715            650
Deferred, principally federal            (714)         1,108            652
                                       ------------------------------------
                                       $1,422         $1,877          $ 671
                                       ------------------------------------
                                       ------------------------------------


     Income before income taxes in 1994, 1993 and 1992 was substantially from domestic U.S. operations.

     The reasons for the differences between the United States statutory income tax rate and the effective rates are shown in the following table:


                                         1994           1993           1992
- ---------------------------------------------------------------------------

Tax expense at statutory rates         $  875         $1,225          $ 863
State and local income taxes              402            670            429
Subsidiary loss accounted for
  under the equity method                 706             --             --
Refund of prior years' income taxes
  and liability adjustments              (467)          (300)          (653)
Foreign subsidiaries                     (119)           184             80
Other                                      25             98            (48)
                                       ------------------------------------
                                       $1,422         $1,877          $ 671
                                       ------------------------------------
                                       ------------------------------------


     The significant components of the net deferred tax liabilities are as follows:


                                                        1994           1993
- ---------------------------------------------------------------------------

Fixed assets                                         $10,300        $13,770
Deferred income attributable to deconsolidated
  subsidiary                                             555             --
Postretirement benefit obligation                     (3,692)        (5,627)
Pension liabilities                                   (2,372)        (3,984)
LIFO inventory                                            --          7,687
Net operating loss carryforwards                          --         (6,510)
Other                                                    (26)           143
                                                     ----------------------
                                                     $ 4,765        $ 5,479
                                                     ----------------------
                                                     ----------------------


NOTE 9 -- SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

NET SALES AND OTHER REVENUE

     Excise taxes are included in net sales and other revenue and cost of goods sold in the consolidated statement of operations. Excise taxes paid on cigars in 1994, 1993 and 1992 were $5,555, $5,028 and $4,414, respectively. Excise taxes on Eli Witt cigarette sales in 1993 and 1992 were approximately $130,000 and $100,000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Included in selling, general and administrative expenses in 1994 were taxes, other than payroll and income taxes, of $2,360 (1993 - $2,405; 1992 - $2,247), and maintenance and repair expenses of $2,179 (1993 - $2,236; 1992 - $2,311).

RESTRUCTURING CHARGE AT ELI WITT

     The $3,500 charge recorded in 1992 reflected the curtailment of benefits under the Eli Witt pension plan and the costs of closing certain distribution facilities in anticipation of Eli Witt's acquisition of Certified Grocers.

OTHER EXPENSE, NET

     The other expense of $4,000 in the 1994 consolidated statement of operations reflects a $3,600 charge, in the Connecticut real estate business, to write off development costs expended in earlier years for certain discontinued projects, and a $400 charge to close a facility in the industrial products business.

     Other expense, net, in the 1992 consolidated statement of operations reflected $1,040 to relocate the headquarters of the Corporation's subsidiary, General Cigar Co., Inc. ("General Cigar"), from New York to the Corporation's office complex north of Hartford. Also included in 1992 was other income of $918 for proceeds from the favorable settlement of a litigation matter to recover certain expenses in connection with the 1988 acquisition of Gilbreth International.

LOSS FROM EQUITY INVESTMENTS, NET

     The Corporation's loss from equity investments in 1994 includes a net loss from Eli Witt's operations through the April deconsolidation date of $2,078, and $350 of equity in earnings of Centaur. The Corporation's loss from equity investments in 1993 reflected the results of Centaur.

     The loss from equity investments in 1992 reflected a loss of $897 on the Corporation's Take-out Agreement with Moll PlastiCrafters, and a gain recognized from the sale of shares by Centaur, which more than offset the Corporation's equity in Centaur's operating loss.

INVENTORIES

     Inventories consist of:


                                                     DEC. 3,       Nov. 27,
                                                        1994           1993
- ---------------------------------------------------------------------------

Raw materials and supplies                           $32,645       $ 34,232
Work-in-process                                       18,490         15,213
Finished goods                                        17,054         78,771
                                                     ----------------------
                                                     $68,189       $128,216
                                                     ----------------------
                                                     ----------------------


     At November 27, 1993, the cost and quantities of Eli Witt's cigarette inventory, included in finished goods, were lower than the previous year's, which resulted in a reduction in costs and the liquidation of LIFO inventory quantities. The effect in 1993 was to increase pretax income by $2,090.

     The cost of Eli Witt's inventories at LIFO was $52,674 at November 27, 1993. On a FIFO basis, the cost of these inventories would have been $65,975. Cost of sales on a FIFO basis would have been higher by $2,090 in 1993. This supplemental information is presented for comparative purposes.

PROPERTY AND EQUIPMENT

     Property and equipment consist of:


                                                     DEC. 3,       Nov. 27,
                                                        1994           1993
- ---------------------------------------------------------------------------

Land                                                $ 11,303       $ 13,453
Buildings                                             62,366         84,340
Machinery and equipment                               58,592         82,372
Accumulated depreciation                             (55,388)       (65,267)
                                                    -----------------------
                                                    $ 76,873       $114,898
                                                    -----------------------
                                                    -----------------------


     Depreciation expense on property and equipment in 1994 was $6,330 (1993 - $10,890; 1992 - $10,414). Pro forma depreciation expense in 1993 and 1992, excluding Eli Witt, was $6,496 and $6,982, respectively.

INTANGIBLE ASSETS

     Included in intangible assets as of December 3, 1994 is $17,050, net of accumulated amortization of $3,286, reflecting the excess of the costs over the fair value of net assets acquired for units in the industrial products business.


ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities include trade payables of $4,230 (1993 - $40,785), accrued salaries and wages of $2,503 (1993 - $5,270) and other accrued liabilities of $16,152 (1993 - $26,815). Pro forma balances as of November 27, 1993, excluding Eli Witt, were $5,620, $1,804 and $15,157, respectively.

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the year for:


                                         1994           1993           1992
- ---------------------------------------------------------------------------

Interest, net of amounts capitalized   $7,893        $14,067        $11,184
                                       ------------------------------------
                                       ------------------------------------
Income taxes, net                      $3,642        $ 1,647        $ 1,577
                                       ------------------------------------
                                       ------------------------------------


     Cash paid for interest during 1993 and 1992, excluding Eli Witt, was $7,284 and $7,547, respectively.

NOTE 10 -- INDUSTRY SEGMENT INFORMATION


                                                                                           1994           1993           1992
- -----------------------------------------------------------------------------------------------------------------------------

NET SALES AND OTHER REVENUE
Consumer Products                                                                      $ 88,304     $1,271,837     $1,059,796
Industrial Products                                                                      51,080         46,896         41,808
Real Estate                                                                              11,103         11,669         12,977
Nursery Products                                                                         34,928         34,174         34,141
                                                                                       --------------------------------------
                                                                                       $185,415     $1,364,576     $1,148,722
                                                                                       --------------------------------------
                                                                                       --------------------------------------
OPERATING PROFIT (see Note 2 below)
Consumer Products                                                                      $ 13,532     $   18,555     $   18,358
Industrial Products                                                                       5,626          4,931          3,647
Real Estate                                                                              (1,983)         2,092          2,219
Nursery Products                                                                           (604)           348            446
                                                                                       --------------------------------------
Industry segment totals                                                                  16,571         25,926         24,670
Gain on sale of Eli Witt common stock                                                     2,691             --             --
Loss from equity investments, net                                                         1,728            290            882
Other nonoperating income                                                                 1,446             --             --
General corporate expense                                                                 7,792          7,147          8,807
Interest expense, net                                                                     8,614         14,411         10,405
Fees on sales of accounts receivable                                                         --            476          2,037
                                                                                       --------------------------------------
Income before income taxes                                                             $  2,574     $    3,602     $    2,539
                                                                                       --------------------------------------
                                                                                       --------------------------------------
IDENTIFIABLE ASSETS
Consumer Products                                                                      $ 64,126     $  229,400     $  204,251
Industrial Products                                                                      49,008         50,017         52,626
Real Estate                                                                              71,215         75,682         76,309
Nursery Products                                                                         40,636         41,474         39,749
                                                                                       --------------------------------------
Industry segment totals                                                                 224,985        396,573        372,935
General corporate                                                                        48,252         27,086         30,713
                                                                                       --------------------------------------
                                                                                       $273,237     $  423,659     $  403,648
                                                                                       --------------------------------------
                                                                                       --------------------------------------



                                                       CAPITAL EXPENDITURES                     DEPRECIATION AND AMORTIZATION
                                       --------------------------------------------------------------------------------------
                                         1994           1993           1992                1994           1993           1992
- -----------------------------------------------------------------------------------------------------------------------------

Consumer Products                      $1,455         $5,698        $ 7,100              $1,815        $ 6,994        $ 5,450
Industrial Products                     2,317          1,127            902               2,749          2,745          2,660
Real Estate                               402            591          2,207               1,045          1,082          1,129
Nursery Products                          594            822            437                 912            949          1,273
                                       --------------------------------------------------------------------------------------
Industry segment totals                 4,768          8,238         10,646               6,521         11,770         10,512
General corporate                          58             37             20                 860            850            856
                                       --------------------------------------------------------------------------------------
                                       $4,826         $8,275        $10,666              $7,381        $12,620        $11,368
                                       --------------------------------------------------------------------------------------
                                       --------------------------------------------------------------------------------------


NOTES:  1)  THE CORPORATE PROFILE ON PAGE 1 OF THIS REPORT DESCRIBES THE
            PRINCIPAL TYPES OF PRODUCTS AND SERVICES OF EACH INDUSTRY SEGMENT. THE CONSUMER PRODUCTS SEGMENT INFORMATION IN 1993 AND 1992 INCLUDES ELI WITT. IN 1994, ELI WITT'S RESULTS ARE INCLUDED IN THE LOSS FROM EQUITY INVESTMENTS AS A RESULT OF THE DECONSOLIDATION OF ELI WITT.

        2) OPERATING PROFIT IN 1994 INCLUDES $3.6 MILLION FOR THE WRITEOFF OF DEVELOPMENT COSTS EXPENDED IN EARLIER YEARS IN THE REAL ESTATE SEGMENT AND A $0.4 MILLION CHARGE TO RESTRUCTURE A UNIT IN THE INDUSTRIAL PRODUCTS SEGMENT. OPERATING PROFIT IN THE CONSUMER PRODUCTS SEGMENT IN 1992 INCLUDES $3.5 MILLION FOR A RESTRUCTURING CHARGE IN CONNECTION WITH THE ACQUISITION OF CERTIFIED GROCERS BY ELI WITT AND OTHER EXPENSE OF APPROXIMATELY $1 MILLION FOR THE HEADQUARTERS RELOCATION OF GENERAL CIGAR. 1992 OPERATING PROFIT IN THE INDUSTRIAL PRODUCTS SEGMENT INCLUDES OTHER INCOME OF APPROXIMATELY $0.9 MILLION FOR THE FAVORABLE SETTLEMENT OF A LITIGATION MATTER.

        3) REVENUE, OPERATING PROFIT AND ASSETS OF OPERATIONS OUTSIDE THE U.S. AND EXPORT SALES ARE NOT MATERIAL.

        4) CAPITAL EXPENDITURES AND DEPRECIATION AND AMORTIZATION INCLUDE AMOUNTS RELATING TO CAPITAL LEASES.


NOTE 11 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data are presented below.


1994 QUARTERS                                                 1ST            2ND            3RD            4TH          TOTAL
- -----------------------------------------------------------------------------------------------------------------------------

Net sales and other revenue                               $33,360        $54,499        $46,760        $50,796       $185,415
Gross profit                                               13,010         18,771         17,392         19,049         68,222
Net income (loss)                                          (1,049)         2,236 (A)     (1,146)         1,111          1,152
Net income (loss) per common share                          (0.24)          0.52 (A)      (0.27)          0.26           0.27
                                                          -------------------------------------------------------------------
                                                          -------------------------------------------------------------------

(A) THE RESULTS OF THE 1994 SECOND QUARTER WERE REVISED TO INCREASE NET INCOME FROM $2,129 ($0.49 PER SHARE) TO $2,236 ($0.52 PER SHARE). THE REVISION RESULTS FROM THE ELIMINATION OF AN ACCOUNTING CHANGE INCOME ITEM AFTER TAX OF $1,572 ($0.36 PER SHARE), AND THE INCLUSION OF A PREVIOUSLY DEFERRED GAIN ON THE SALE OF A PORTION OF THE CORPORATION'S COMMON SHARES OF ELI WITT OF $2,691 PRETAX.


     The 1994 fourth quarter includes expenses totaling $1.1 million, including $0.4 million to settle a litigation matter in the industrial products business and $0.7 million to reserve for potentially unsaleable inventories and employee severance in the nursery products business.



1993 QUARTERS                                                 1ST            2ND            3RD            4TH          TOTAL
- -----------------------------------------------------------------------------------------------------------------------------

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
                                                         --------------------------------------------------------------------
                                                         --------------------------------------------------------------------


     At November 27, 1993, the effect of manufacturers' price reductions on cigarette inventories of Eli Witt, valued on LIFO, and lower quantities of cigarette inventories on hand than at the end of the previous year, resulted in lower cost of sales of approximately $2.1 million, of which approximately $1.4 million was reflected in the fourth quarter.

     The net sales and gross profit for the 1993 quarters presented above include Eli Witt as a consolidated subsidiary. Pro forma 1993 quarterly net sales and gross profit, excluding Eli Witt, is presented below.



1993 QUARTERS (PRO FORMA)                                     1ST            2ND            3RD            4TH          TOTAL
- -----------------------------------------------------------------------------------------------------------------------------

Net sales and other revenue                               $29,703        $48,822        $41,291        $47,414       $167,230
Gross profit                                               10,045         17,234         15,172         17,301         59,752
                                                          -------------------------------------------------------------------
                                                          -------------------------------------------------------------------


NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     In connection with the sale of Moll Tool & Plastics Corp. ("Moll Tool") in 1991, the Corporation remains liable on a machinery lease obligation of approximately $3.9 million assumed by the purchaser of Moll Tool.

     An administration and warehouse facility in Connecticut, owned and operated by General Cigar, was destroyed by a fire in May 1994. The loss was covered by insurance and General Cigar expects to receive an insurance settlement, which should be finalized in 1995, in excess of the book value of the assets destroyed.

REPORT OF MANAGEMENT

     Management is responsible for the accompanying consolidated financial statements, which are prepared in accordance with generally accepted accounting principles. In management's opinion, the consolidated financial statements present fairly the Corporation's financial position, results of operations and cash flows.

     The Corporation maintains a system of internal accounting procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with proper authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. The Corporation's internal audit department continually evaluates the adequacy and effectiveness of this system of controls.

     The Audit Committee of the Board of Directors is comprised solely of outside directors and is responsible for overseeing and monitoring the quality of the Corporation's accounting and auditing practices. The Audit Committee meets regularly with management, the internal audit department and the independent accountants to discuss audit activities, internal controls and financial reporting matters. The internal audit department and the independent accountants have full and free access to the Audit Committee.

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


/s/ Edgar M. Cullman
Edgar M. Cullman
CHAIRMAN AND CHIEF EXECUTIVE OFFICER


/s/ Jay M. Green
Jay M. Green
EXECUTIVE VICE PRESIDENT - CHIEF FINANCIAL OFFICER AND TREASURER

REPORT OF INDEPENDENT ACCOUNTANTS

PRICE WATERHOUSE LLP [Logo]

To the Shareholders and Directors of Culbro Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained earnings, of cash flows and of changes in common stock and capital in excess of par value present fairly, in all material respects, the financial position of Culbro Corporation and its subsidiaries at December 3, 1994 and November 27, 1993, and the results of their operations and their cash flows for the fiscal years ended December 3, 1994, November 27, 1993, and November 28, 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Culbro Corporation; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 7 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993.



/s/ Price Waterhouse LLP
New York, New York
April 3, 1995

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                             -----------------------


                                    FORM 10-K


                             -----------------------


                     FOR FISCAL YEAR ENDED DECEMBER 3, 1994




                 ITEMS 8 and 14 - INDEX TO FINANCIAL STATEMENTS
                          AND ADDITIONAL FINANCIAL DATA



                            ------------------------



                               CULBRO CORPORATION



                        ---------------------------------

                   CULBRO CORPORATION AND SUBSIDIARY COMPANIES

           INDEX TO FINANCIAL STATEMENTS AND ADDITIONAL FINANCIAL DATA


     The financial statements together with the report thereon of Price Waterhouse LLP dated April 3, 1995, appearing on Pages 5 to 19 of the accompanying 1994 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information, and such other information specifically incorporated by reference herein, the 1994 Annual Report to Shareholders is not to be deemed filed or incorporated by reference as part of this report.

     The following additional financial data should be read in conjunction with the financial statements in such 1994 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                                                                 PAGE

     Report of Independent Accountants on Financial
      Statement Schedules and Consent of Independent
      Accountants                                                C-1

     Summarized Financial Information of Equity Investee -
     Centaur Communications, Ltd.                                F-1

     Financial Statements of Equity Investee  -
     The Eli Witt Company                                        (1)


     Schedules:

          V -       Property and Equipment                       S-1

          VI -       Accumulated Depreciation and
                     Amortization of Property and Equipment      S-2

          VIII - Valuation and Qualifying Accounts
                     and Reserves                                S-3

          XI -  Real Estate and Accumulated Depreciation       S-4/S-5

(1) THE FINANCIAL STATEMENTS OF ELI WITT ARE NOT AVAILABLE AT THE TIME OF THIS FILING. THEY WILL BE FILED UNDER COVER OF FORM 10-K/A AS AN AMENDMENT
     TO THIS FILING.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------


To the Board of Directors of Culbro Corporation


     Our audits of the consolidated financial statements referred to in our report dated April 3, 1995 appearing on page 21 of the 1994 Annual Report to Shareholders of Culbro Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

New York, New York
April 3, 1995



                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2 - 94202) of Culbro Corporation of our report dated April 3, 1995 appearing on page 21 of the 1994 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.


PRICE WATERHOUSE LLP

New York, New York
April 11, 1995

               SUMMARIZED FINANCIAL INFORMATION OF EQUITY INVESTEE
               ---------------------------------------------------

                          CENTAUR COMMUNICATIONS, LTD.
                          ----------------------------
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                            Twelve Months Ended
CONDENSED STATMENT OF INCOME                                       DEC. 3, 1994
- -------------------------------------------------------------------------------

Net sales                                                             $  55,929

Costs and expenses                                                       52,790
                                                                       --------
Pretax income                                                             3,139

Income tax                                                                1,071
                                                                       --------

Net income                                                            $   2,068
                                                                       --------
                                                                       --------


CONDENSED BALANCE SHEET                                            DEC. 3, 1994
- -------------------------------------------------------------------------------

Trade receivables                                                     $  12,582
Other current assets                                                      5,271
                                                                      ---------
                                                                         17,853

Publishing rights                                                        19,233
Other noncurrent assets                                                   5,209
                                                                      ---------
Total assets                                                          $  42,295
                                                                      ---------
                                                                      ---------

Accounts payable & accrued expenses                                   $   6,722
Other current liabilities                                                 1,578
                                                                      ---------
                                                                          8,300

Other noncurrent liabilities                                              3,821
                                                                      ---------
Total liabilities                                                        12,121

Shareholders' equity                                                     30,174
                                                                      ---------
Total liabilities and shareholders equity                             $  42,295
                                                                      ---------
                                                                      ---------

NOTE: The unaudited condensed financial statements presented above have been translated from British Pounds into U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation".




                                                         CULBRO CORPORATION
                                                 SCHEDULE V - PROPERTY AND EQUIPMENT
                                                 -----------------------------------
                                                       (DOLLARS IN THOUSANDS)


                            BALANCE AT           ADDITIONS                           OTHER CHANGES         BALANCE AT
DESCRIPTION              BEGINNING OF YEAR        AT COST        RETIREMENTS          ADD (DEDUCT)        END OF YEAR
- -----------              -----------------        -------        -----------          -----------         -----------

                                             FOR THE FISCAL YEAR ENDED DECEMBER 3, 1994
Land                         $ 13,453             $  25            $   12            $  (2,039)  (4)          $11,303
                                                                                           (51)  (2)
                                                                                           (73)  (1)

Buildings                      84,340             1,078               661              (22,268)  (4)           62,366
                                                                                          (123)  (2)

                                                                                            (9)  (1)
                                                                                           123   (2)
Machinery & equipment          82,372             3,723             2,110              (25,507)  (4)           58,592
                               ------             -----             -----               -------                ------
                             $180,165            $4,826            $2,783             $(49,947)              $132,261
                             --------            ------            ------              --------              --------
                             --------            ------            ------              --------              --------

                                             FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1993
                                                                                            44   (2)
Land                          $11,783              $109              $143             $    (63)  (1)          $13,453
                                                                                         1,723   (3)

Buildings                      69,469             1,634             1,879                 (435)  (2)           84,340
                                                                                        15,551   (3)

                                                                                           (10)  (1)
                                                                                           563   (2)
Machinery & equipment          77,025             6,532             4,861                3,123   (3)           82,372
                               ------             -----             -----                -----                 ------
                             $158,277            $8,275            $6,883              $20,496               $180,165
                             --------            ------            ------              -------               --------
                             --------            ------            ------              -------               --------

                                             FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1992
                                                                                             4   (2)
Land                          $11,843              $158               $37                $(185)  (1)          $11,783


Buildings                      65,658             4,007               218                   22   (2)           69,469

                                                                                           (28)  (1)
Machinery & equipment          72,840             6,501             2,234                  (54)  (2)           77,025
                               ------             -----             -----                  ----                ------
                             $150,341           $10,666            $2,489                $(241)              $158,277
                             --------           -------            ------                ------              --------
                             --------           -------            ------                ------              --------

NOTES:
- ------
(1) AMORTIZATION CREDITED DIRECTLY TO ASSET ACCOUNTS - CHARGED TO COST OF SALES.     (3) ACQUISITION OF CERTIFIED GROCERS OF
                                                                                         FLORIDA, INC..
(2) RECLASSIFICATION.                                                                (4) DECONSOLIDATION OF ELI WITT



                                                         CULBRO CORPORATION

                                     SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                     ----------------------------------------------------------
                                                       PROPERTY AND EQUIPMENT
                                                       ----------------------
                                                       (DOLLARS IN THOUSANDS)

                            BALANCE AT           ADDITIONS                                OTHER CHANGES        BALANCE AT
DESCRIPTION              BEGINNING OF YEAR        AT COST          RETIREMENTS             ADD (DEDUCT)       END OF YEAR
- -----------              -----------------        -------          -----------             ------------       -----------

                                             FOR THE FISCAL YEAR ENDED DECEMBER 3, 1994


                                                                                         $ (2,543)  (2)
Buildings                     $19,373             $ 1,681             $  519                 (117)  (1)           $17,875

                                                                                          (11,143)  (2)
Machinery & equipment          45,894               4,567              1,922                  117   (1)            37,513
                               ------               -----              -----                  ---                  ------
                              $65,267              $6,248             $2,441             $(13,686)                $55,388
                              -------              ------             ------             ---------                -------
                              -------              ------             ------             ---------                -------


                                             FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1993

Buildings                     $17,016              $3,017             $  538                $(122)  (1)           $19,373

Machinery & equipment          41,752               7,800              3,955                  297   (1)            45,894
                               ------             -------             ------                -----                 -------
                              $58,768             $10,817             $4,493                $ 175                 $65,267
                              -------             -------             ------                ------                --------
                              -------             -------             ------                ------                --------


                                             FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1992

Buildings                     $14,748              $2,430               $154                  $(8)  (1)           $17,016

Machinery & equipment          36,095               7,771              2,116                    2   (1)            41,752
                              -------             -------             ------              -------                  ------
                              $50,843             $10,201             $2,270                  $(6)                $58,768
                              -------             -------             ------              --------                -------
                              -------             -------             ------              --------                -------


NOTES:
- ------
(1) RECLASSIFICATION.
(2) DECONSOLIDATION OF ELI WITT.



                                                         CULBRO CORPORATION

                                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   --------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)


                                 BALANCE AT       CHARGED TO COSTS      CHARGED TO          DEDUCTIONS         BALANCE AT
DESCRIPTION                   BEGINNING OF YEAR     AND EXPENSES      OTHER ACCOUNTS      FROM RESERVES       END OF YEAR
- -----------                   -----------------     ------------      --------------      -------------       -----------


                                             FOR THE FISCAL YEAR ENDED DECEMBER 3, 1994
Reserves:

  Uncollectible accounts -                                                                      1,220  (3)
   trade receivables               $2,364              $  764              $   39              $  521  (1)         $1,426
                                   ------              ------              ------              ------              ------
                                   ------              ------              ------              ------              ------

  Inventories                      $  832              $1,422              $   90              $  865  (2)         $1,479
                                   ------              ------              ------              ------              ------
                                   ------              ------              ------              ------              ------



                                             FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1993
Reserves:

  Uncollectible accounts -
   trade receivables               $2,650              $1,332                $617              $2,235  (1)         $2,364
                                   ------              ------                ----              ------              ------
                                   ------              ------                ----              ------              ------

  Inventories                      $1,247                $534                $ -                 $949  (2)           $832
                                   ------              ------                ----                ----                ----
                                   ------              ------                ----                ----                ----


                                             FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1992
Reserves:

  Uncollectible accounts -
   trade receivables               $2,416              $1,485              $149                $1,400  (1)         $2,650
                                   ------              ------              ----                ------              ------
                                   ------              ------              ----                ------              ------

  Inventories                      $1,308                $827              $ -                   $888  (2)         $1,247
                                   ------                ----              ----                  ----              ------
                                   ------                ----              ----                  ----              ------



NOTES:

- -------
(1) ACCOUNTS RECEIVABLE WRITTEN-OFF.
(2) INVENTORIES DISPOSED.
(3) DECONSOLIDATION OF ELI WITT.




                                                         CULBRO CORPORATION
                                       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       ------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)


                                            COST CAPITALIZED
                                               SUBSEQUENT             GROSS AMOUNT
                         INITIAL COST        TO ACQUISITION        AT DECEMBER 3, 1994
                         ------------        --------------       ---------------------
                    ENCUM-         BLDG &           CARRYING             BLDG &           ACCUM.    DATE OF     DATE OF      DEPR
DESCRIPTION         BRANCES  LAND  IMPRV     IMPRV   COSTS        LAND   IMPRV  TOTAL     DEPR.   CONSTRUCTION ACQUSITION    LIFE
- -----------         -------  ----  -----     -----   -----        ----   -----  -----     -----   ------------ ----------    ----

Land - CT             $  -  $2,925  $  -     $7,137   $ 80       $3,005  $7,137 $10,142   $   -

Restaurant
Bloomfield, CT           -       1     -      1,259      -            1   1,259   1,260    (407)     1983                    40 yrs

Residential Development
Windsor, CT              -      82     -      2,229   2,121          82   4,350   4,432       -                                -

Commercial Off Bldg
Bloomfield, CT         769      47     -      2,030      -           47   2,030   2,077    (973)     1977                    40 yrs

Commercial Off Bldg
Bloomfield, CT           -       3     -      1,815      -            3   1,815   1,818    (453)     1985                    40 yrs

Commercial Off Bldg
Bloomfield, CT           -       1     -      1,513      24           1   1,537   1,538    (222)     1988                    40 yrs

Commercial Off Bldg
Bloomfield, CT           -       1     -      1,452      23           1   1,475   1,476    (244)     1988                    40 yrs

Commercial Off Bldg
Bloomfield, CT           -       1     -        666       -           1     666     667    (119)     1988                    40 yrs

Commercial Off Bldg
Bloomfield, CT           -       5     -      3,289      40           5   3,329   3,334    (295)     1991                    40 yrs

Commercial Off Bldg
E. Granby, CT        1,995      74     -      3,105       -          74   3,105   3,179  (1,359)     1978                    40 yrs

Commercial Off Bldg
E. Granby, CT            -      32  1,723       179       -          32   1,902   1,934    (362)                  1989       40 yrs

Commercial Off Bldg
Windsor, CT          3,859      69     -      4,416      149         69   4,565   4,634    (684)     1989                    40 yrs
                    ------    ---- -------   ------    -----     ------  ------ -------   ------
                    $6,623  $3,241 $1,723   $29,090   $2,437     $3,321 $33,170 $36,491 $(5,118)
                    ------  ------ ------   -------   ------     ------ ------- ------- --------
                    ------  ------ ------   -------   ------     ------ ------- ------- --------




                               CULBRO CORPORATION

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (DOLLARS IN THOUSANDS)



FISCAL YEAR ENDED DECEMBER 3, 1994



                                                     COST          RESERVE
                                                     ----          -------
Balance at beginning of year                       $39,676         $(4,338)
    Changes during the year:
       Improvements                                  1,624
       Additions to reserve charged to costs
        and expenses                                                  (780)
       Cost of sales (including writeoffs)          (4,809)
                                                   -------         -------
Balance at end of year                             $36,491         $(5,118)
                                                   -------         -------
                                                   -------         -------
FISCAL YEAR ENDED NOVEMBER 27, 1993

                                                     COST          RESERVE
                                                     ----          -------
Balance at beginning of year                       $39,328         $(3,664)
    Changes during the year:
       Improvements                                  1,352
       Additions to reserve charged to costs
        and expenses                                                  (748)
       Cost of sales                                (1,004)             74
                                                    -------        --------
Balance at end of year                             $39,676         $(4,338)
                                                   -------         --------
                                                   -------         --------

FISCAL YEAR ENDED NOVEMBER 28, 1992

                                                      COST         RESERVE
                                                      ----         -------
Balance at beginning of year                       $38,087         $(2,946)
    Changes during the year:
        Improvements                                 3,083
        Additions to reserve charged to costs
         and expenses                                                 (718)
        Cost of sales                               (1,842)
                                                   -------         -------
Balance at end of year                             $39,328         $(3,664)
                                                   -------         -------
                                                   -------         -------
