Form 10-Q
period 1995-03-04
CULBRO CORP
filed 1995-04-18
CIK 26093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the 13 weeks ended March 4, 1995              Commission File No. 1-1210


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

                                             Yes              No     X

Number of shares of Common Stock outstanding at March 31, 1995 - 4,308,513




                             CULBRO CORPORATION


                                   INDEX



PART I - FINANCIAL INFORMATION                                     PAGE


        Consolidated Statement of Operations and
        Retained Earnings - thirteen weeks ended
        March 4, 1995 and February 26, 1994 . . . . . .. . . . . . . . 3

        Consolidated Balance Sheet
        March 4, 1995 and December 3, 1994. . . . . . . . . . . . . . . 4

        Consolidated Statement of Cash Flows -
        thirteen weeks ended March 4, 1995
        and February 26,1994. . . . . . . . . .. . . .  . . . . . . . . 5

        Notes to Consolidated Financial Statements. . .. . . . . . . . 6-7

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . .. . . .   . 8-9

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  .. . .10

                                 CULBRO CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                      (dollars in thousands except per share data)
                                     (unaudited)


                                                   13 Weeks Ended
                                            ------------------------------
                                            March 4,            February 26,
                                             1995                  1994
                                          ------------         --------------
Net sales and other revenue              $    41,991            $   33,360

Costs and expenses
 Cost of goods sold                            25,892                20,350
  Selling, general and administrative
    expenses                                   13,569                12,453
                                           -----------           -----------
Operating profit                                2,530                   557
 Income (loss) from equity investments, net       112                  (646)
 Other nonoperating income                        587                     -
 Interest expense, net                          2,314                 1,884
                                           -----------           ------------
 Income (loss) before tax provision (benefit)     915                (1,973)
 Income tax provision (benefit)                   365                  (924)
                                           -----------           ------------
Net income (loss)                         $       550           $    (1,049)
                                           ===========           ============

Net income (loss) per common share        $      0.13                 (0.24)
                                           ===========            ============
Weighted average common
 shares outstanding                          4,308,000             4,308,000
                                           ============            ============



See Notes to Consolidated Financial Statements.















                                 CULBRO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                      (dollars in thousands except per share data)


                                             March 4,
                                               1995             December 3,
                                           (unaudited)              1994
                                          --------------        ------------
ASSETS
Current Assets
Cash and cash equivalents                 $      240               $  6,682
Receivables, less allowance of $1,463
   (1994 - $1,426)                            22,275                 25,084
Inventories                                   71,545                 68,189
Other current assets                           5,696                  5,759
                                            ------------          ------------

Total current assets                          99,756                105,714

Property and equipment, net                   76,023                 76,873
Real estate held for sale or lease, net       31,113                 31,373
Investment in Series B preferred stock of
   The Eli Witt Company                       13,360                 12,773
Investment in real estate joint ventures       7,711                  7,864
Other, including investment in Centaur
   Communications Limited of $14,657
   (1994- $14,545)                            19,632                  19,643
Intangible assets, net                        18,836                  18,997
                                            ------------            -----------

Total assets                                $266,431                $273,237
                                           ==============           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities    $ 18,434                $ 22,885
Long-term debt due within one year             4,248                   4,158
Income taxes                                     100                     299
                                            -----------             ----------

Total current liabilities                     22,782                  27,342
                                            ------------            -----------

Long-term debt                                96,226                  98,976
Accrued retirement benefits                   15,470                  15,227
Deferred income taxes                          4,539                   4,765
Other noncurrent liabilities
   and deferred credits                       14,824                  14,890
                                            -------------            ----------
Total liabilities                            153,841                 161,200
                                            -------------            ----------

Shareholders' Equity
Common stock, par value $1
        Authorized - 10,000,000 shares
        Issued - 4,549,190 shares              4,549                   4,549
Capital in excess of par value                13,296                  13,296
Retained earnings                            100,047                  99,497
                                            -------------            ----------
                                             117,892                 117,342
Less - Common stock in Treasury,
  at cost,  240,677 shares
      (1994 - 240,902)                        (5,302)                 (5,305)
                                            --------------          -----------
Total shareholders' equity                   112,590                  112,037
                                            --------------          -----------

Total liabilities and
    shareholders' equity                    $266,431                 $273,237
                                           ==============           ==========

See Notes to Consolidated Financial Statements.



                                      CULBRO CORPORATION
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (dollars in thousands)
                                           (unaudited)

                                                   13 Weeks Ended
                                       ----------------------------------
                                         March 4,              February 26,
                                          1995                     1994
                                       ------------            ------------
OPERATING ACTIVITIES:
- --------------------
Net income (loss)                       $    550                  $(1,049)
Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities:
 Depreciation and amortization             1,889                    1,783
 (Income) loss from equity
  investments                               (112)                     646
 Discount and interest on
  subordinated note                          587                        -
 Other nonoperating income                  (587)                       -
 Provision for bad debts                     127                      238
 Changes in assets and liabilities:
   Decrease in real estate held
    for sale or lease, net                   260                      262
      Increase in inventories             (3,356)                  (3,385)
      Decrease in accounts receivable      2,682                    7,028
      Decrease in accounts payable
       and accrued liabilities            (4,451)                  (5,222)
 Other, net                                 (314)                  (1,397)
                                         --------                ----------
Net cash used in operating activities     (2,725)                  (1,096)
                                         --------                ----------

INVESTING ACTIVITIES:
- ----------------------
Additions to property and equipment         (845)                    (785)
                                         ---------                ----------
Net cash used in investing activities       (845)                    (785)
                                         ----------               -----------

FINANCING ACTIVITIES:
- ---------------------
Payments of debt                          (2,872)                  (3,309)
Increase in debt                               -                    5,000
                                         ----------               ------------
Net cash (used in) provided
   by financing activities                (2,872)                   1,691
                                         ----------                -----------

Net decrease in cash and cash
     equivalents                          (6,442)                    (190)

Cash and cash equivalents at beginning
       of period                           6,682                      875
                                         ---------                 ------------

Cash and cash equivalents at end
       of period                      $      240               $      685
                                        ==========               ==============

See Notes to Consolidated Financial Statements.

                                         CULBRO CORPORATION
                              Notes to Consolidated Financial Statements
                                        (dollars in thousands)
                                             (unaudited)

A. The unaudited financial statements included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1994 Annual Report to Shareholders included in Form 10K, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period have been reflected.
         The results of operations for the thirteen weeks ended March 4, 1995 are not necessarily indicative of the results to be expected for the full year.

B. At March 4, 1995, The Eli Witt Company ("Eli Witt") had a common deficit position of approximately $29,000. The Corporation accounts for its ownership of 50.1% of Eli Witt's outstanding common stock under the equity method of accounting. Accordingly, the Corporation did not recognize its share of Eli Witt's results in the 1995 first quarter, and will not recognize future results of Eli Witt until Eli Witt's common deficit is recouped.
         Eli Witt is currently operating under a temporary waiver of the covenants under its Credit Agreement, pending the satisfactory negotiations of new covenants and terms with its creditor banks. The Corporation is considering an additional investment of up to $5 million in Eli Witt.

C.   Supplemental Financial Statement Information

     INVENTORIES
     Inventories consist of:

                                      March 4,            December 3,
                                        1995                  1994
                                     -----------          ------------
      Raw materials and supplies     $ 33,877            $  32,645
         Work-in-process               18,396               18,490
         Finished goods                19,272               17,054
                                      ----------          -------------
                                     $ 71,545             $ 68,189
                                      ==========          ==============

     PROPERTY AND EQUIPMENT
     Property and equipment consist of:

                                       March 4,           December 3,
                                         1995                 1994
                                      -----------        -------------
        Land                          $ 11,281            $ 11,303
         Buildings                      62,535              62,366
         Machinery and equipment        58,747              58,592
         Accumulated Depreciation      (56,540)            (55,388)
                                     ------------        -------------
                                      $ 76,023            $ 76,873
                                     ============        =============

     CASH FLOW
      Cash paid during the period for:
                                              13 Weeks Ended
                                     ----------------------------------
                                        March 4,           February 26,
                                          1995                 1994
                                     --------------        --------------
         Interest, net of
            amounts capitalized         $1,846               $2,292
                                      =============         ============

         Income taxes, net              $  284               $  437
                                       ============         ============

     OTHER NONOPERATING INCOME

         Other nonoperating income reflects dividends of $375 and accretion of $212 on the Series B preferred stock of Eli Witt held by the Corporation. These amounts equal the accrued interest and amortization of the discount on the subordinated note that are included in consolidated interest expense. The Corporation has the unilateral right to exchange the Series B preferred stock for the subordinated note and all accrued interest upon the note's maturity in August 1998.



                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
    In the 1995 first quarter, the Corporation's cash balance decreased due to cash used in operations, capital expenditures and a reduction of the amount outstanding under the Corporation's Credit Agreement. The cash used in operations was greater than the 1994 first quarter, as increased sales of General Cigar Co., Inc. partially offset cash generated from collections.
    The Corporation is currently negotiating with its creditor banks and Senior noteholders regarding an additional investment by the Corporation of up to $5 million in The Eli Witt Company ("Eli Witt"), a wholesale distribution company, of which the Corporation holds a 50.1% equity interest. Other than this investment in Eli Witt, no significant increases over 1994 levels of capital expenditures or other capital outlays are anticipated in the remainder of 1995. The Corporation's liquidity was substantially unchanged in the 1995 first quarter, as the amount available under its Credit Agreement increased to $24 million at the end of the first quarter from $21 million at year end.
    Management believes that cash flow from operations and the Corporation's existing liquidity will be sufficient to meet its maturing near-term obligations and normal capital expenditures. Over the long-term, management will seek to maintain a level of indebtedness which is commensurate with the Corporation's earnings and cash flow and will continue to pursue opportunities to supplement cash flow from operations by proceeds generated from other transactions.

RESULTS OF OPERATIONS
    Net income of $550,000 in the 1995 first quarter, as compared to a net loss of $(1,049,000) in the 1994 first quarter, reflects the Corporation's higher operating profit of $2,530,000 as compared to $557,000 in 1994 and the exclusion of equity losses from Eli Witt as a result of the deconsolidation of Eli Witt last year and accounting for the Corporation's remaining investment in Eli Witt under the equity method. Under equity accounting, the Corporation is precluded from recognizing its share of Eli Witt's results until Eli Witt's common deficit is recouped.
    The Corporation's higher operating profit reflects principally improved results of General Cigar Co., Inc. ("General Cigar") and CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth"). Higher operating profit at General Cigar is due principally to higher sales. The sales increase in premium cigars experienced in 1994 continued into the 1995 first quarter, as premium sales volume increased 50% as compared to the 1994 first quarter. Sales volume of other categories also increased in the 1995 first quarter.
    CMS Gilbreth reported a record high sales and operating profit for the quarter due principally to higher sales of packaging machinery and lower costs. Increased sales volume of packaging machinery more than offset a sales volume decline in packaging materials, partially attributed to timing of shipments. The closing of a facility in 1994 led to the lower costs in 1995 as compared to the 1994 first quarter. The previously reported change in label technology by CMS Gilbreth's largest customer is expected to reduce the quantity of labels purchased from CMS Gilbreth beginning in the second quarter.
    Operating results in the Corporation's Connecticut real estate business, Culbro Land Resources ("CLR"), and in the nursery products business, Imperial Nurseries, Inc. ("Imperial Nurseries"), were substantially unchanged from the prior year. At CLR, increased profit from commercial land sales and lower expenses were substantially offset by lower sales of residential lots. First quarter operating losses at Imperial Nurseries reflect the normal low sales activity of the winter months in this seasonal business.
    Higher interest expense in the 1995 first quarter reflected the higher interest rate of the subordinated note as compared to the rate on debt repaid with the proceeds from the subordinated note last year, partially offset by the Corporation's lower overall debt level in the 1995 first quarter versus the comparable period last year. The accrued interest and discount on the subordinated note of $587,000 included in first quarter interest expense is offset by an equal amount of accretion income and accrued dividends on the mandatorily redeemable Series B preferred stock of Eli Witt held by the Corporation. These items are reflected as other nonoperating income in the Corporation's consolidated statement of operations. The Corporation has the unilateral right to exchange the Series B preferred stock for the subordinated note in 1998, and therefore may satisfy the note without the use of cash.




                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       CULBRO CORPORATION
                                          (Registrant)




Date:  April 17, 1994                       (Jay M. Green)
                                             Jay M. Green
                                             Executive Vice President -
                                             Chief Financial Officer and
                                             Treasurer




Date:  April 17, 1994                        (Joseph Aird)
                                              Joseph Aird
                                              Vice President - Controller