Form 10-Q/A
period 1994-05-28
CULBRO CORP
filed 1995-05-12
CIK 26093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     FORM 10Q/A


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


For the 13 weeks ended May 28, 1994              Commission File No. 1-1210


                                  CULBRO CORPORATION

                 (Exact name of registrant as specified in its charter)

                                     AMENDMENT NO. 1

    This amendment to Culbro Corporation's Form 10Q for the thirteen weeks ended May 28, 1994 filed on July 18, 1994 revises the accounting for the acquisition of the Southern Divisions of NCC L.P. by The Eli Witt Company, a subsidiary of Culbro Corporation, and related transactions. The revised results reflect the elimination of an accounting change income item after tax and inclusion of a previously deferred gain on the sale of a portion of Culbro Corporation's common shares of Eli Witt.

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

                                              Yes     X                No
Number of shares of Common Stock outstanding at July 1, 1994 - 4,308,288

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

         Consolidated Balance Sheet
         May 28, 1994 and November 27, 1993. . . . . . . . . . . . . 5

         Consolidated Statement of Cash Flows -
         twenty-six weeks ended May 28, 1994
         and May 29, 1993. . . . . . . . . . . . . . . . . . . . . . 6

         Notes to Consolidated Financial Statements. . . . . . . .7-11

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . 12-13

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 14-15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                                CULBRO CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                   (dollars in thousands except per share data)
                                 (unaudited)

                                                    13 Weeks Ended
                                                ---------------------
                                              May 28,             May 29,
                                                1994                1993
                                             -----------          ---------
Net sales and other revenue                   $ 54,499             $389,602
Costs and expenses
  Cost of goods sold                            35,728              350,353
  Selling, general and administrative expenses  13,654               32,368
                                               -------             --------
Operating profit                                 5,117                6,881
  Gain on sale of Eli Witt common stock          2,691                    -
  Loss from equity investments, net              1,307                   25
  Other nonoperating income                        226                    -
  Interest expense, net                          2,105                3,829
                                                ------              -------
  Income before taxes                            4,622                3,027
  Income tax provision                           2,386                1,211
                                               -------              --------
Income before minority interest                  2,236                1,816
Minority interest                                    -                  (44)
                                               --------             --------
Net income                                       2,236                1,772
Accretion of Series A preferred
   stock of Eli Witt                                 -                 (221)
                                               --------             ---------
Net income applicable to common shareholders     2,236                1,551
Retained earnings - beginning of period         97,296               95,670
                                              ---------             ---------
Retained earnings - end of period            $  99,532             $ 97,221
                                              =========             =========

Net income per common share                  $    0.52             $   0.36
                                              =========             =========


















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


See Notes to Consolidated Financial Statements.


                                CULBRO CORPORATION
             CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                     (dollars in thousands except per share data)
                                     (unaudited)

                                                     26 Weeks Ended
                                               ---------------------------
                                               May 28,              May 29,
                                                1994                  1993
                                               --------             --------
Net sales and other revenue                   $  87,859             $676,257
Costs and expense
  Cost of goods sold                             56,078              608,916
  Selling, general and administrative expenses   26,107               59,006
                                               --------             ---------
Operating profit                                  5,674                8,335
  Gain on sale of Eli Witt common stock           2,691                    -
  Loss from equity investments, net               1,953                  125
  Other nonoperating income                         226                    -
  Interest expense, net                           3,989                7,466
  Fees on sales of accounts receivable                -                  476
                                                --------             --------
  Income before taxes                             2,649                  268
  Income tax provision                            1,462                  107
                                                 -------             --------
  Income before minority interest                 1,187                  161
  Minority interest                                   -                  (44)
                                                 --------             --------
Income before cumulative effect of
   accounting change                              1,187                  117
Cumulative effect of accounting change for
  postretirement benefits, net of tax                 -               (9,177)
                                                 --------            ---------
Net income (loss)                                 1,187               (9,060)
Accretion of Series A preferred stock
   of Eli Witt                                        -                 (221)
                                                 -------             ---------
Net income (loss) applicable to
   common shareholders                            1,187               (9,281)
Retained earnings - beginning of period          98,345              106,502
                                                 ---------           ---------
Retained earnings - end of period             $  99,532          $    97,221
                                                ==========          ==========

Income (loss) per common share before cumulative
  effect of accounting change                 $    0.28          $     (0.02)
Cumulative effect of accounting change
  per common share                                    -                (2.13)
                                                --------           ----------
Net income (loss) per common share           $     0.28          $     (2.15)
                                                ========           ===========














The 1994 financial statements reflect the deconsolidation of Eli Witt effective at the beginning of the current year. Prior periods reflect Eli Witt as a fully consolidated subsidiary. See Note B.


See Notes to Consolidated Financial Statements.

                                CULBRO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                     (dollars in thousands except per share data)


                                               May 28,         Nov. 27,
ASSETS                                           1994            1993
                                               --------        ---------
Current Assets                                (unaudited)
Cash and cash equivalents                      $ 2,437          $  8,715
Receivables, less allowance of $1,208
   (1993 - $2,364)                              31,273            75,917
Inventories                                     69,943           128,216
Other current assets                            11,715             5,931
                                              ---------          -------
Total current assets                           115,368           218,779

Property and equipment, net                     78,110           114,898
Real estate held for sale or lease, net         34,902            35,338
Investment in Series B preferred stock of
   The Eli Witt Company                         11,554                 -
Investment in real estate joint ventures         7,969             8,275
Other, including investment in Centaur
  Communications of $14,320 (1993 - $14,195)    19,723            24,923
Intangible assets                               19,322            21,446
                                               -------           --------
Total assets                                  $286,948          $423,659
                                               ========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities      $ 17,252         $ 72,870
Long-term debt due within one year               9,104           14,519
Income taxes                                       143              264
                                               --------         ---------
Total current liabilities                       26,499           87,653

Long-term debt                                 113,579          175,405
Deferred income taxes                            8,032            5,479
Accrued retirement benefits                     14,982           19,477
Other noncurrent liabilities and
   deferred credits                             11,784           14,758
                                               --------        ---------
Total liabilities                              174,876          302,772
                                               --------         ---------

Minority interest in subsidiary                      -           10,005
                                               ---------        ---------

Shareholders' Equity
Common stock, par value $1
         Authorized - 10,000,000 shares
         Issued - 4,549,190 shares              4,549             4,549
Capital in excess of par value                 13,296            13,296
Retained earnings                              99,532            98,345
                                              --------          --------
                                              117,377           116,190
Less - Common stock in Treasury,
   at cost, 240,902 shares (1993 - 241,128)    (5,305)           (5,308)
                                              ---------         ---------
Total shareholders' equity                    112,072           110,882
                                              ----------        ---------

Total liabilities, minority interest
    and shareholders' equity                $286,948           $423,659
                                             =========          ========

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


See Notes to Consolidated Financial Statements.


                                CULBRO CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                               (dollars in thousands)
                                     (unaudited)

                                                    26 Weeks Ended
                                             -----------------------------
                                             May 28,                 May 29,
                                              1994                     1993
                                            ----------               --------
Operating activities:
- ---------------------
Net income (loss)                          $    1,187                $ (9,060)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Cumulative effect of accounting change,
    net of tax                                      -                  9,177
  Depreciation and amortization                 3,632                  6,071
  Gain on sale of Eli Witt common stock        (2,691)                     -
  Loss from equity investments, net             1,953                    125
  Discount and interest on subordinated note      226                      -
  Other nonoperating income                      (226)                     -
  Provision for bad debts                         178                    689
  Changes in assets and liabilities net
    of effects from the deconsolidation
    of Eli Witt in 1994 and the acquisition
    of Certified Grocers in 1993:
       Decrease in real estate held for
        sale or lease, net                        436                    701
       Decrease in inventories                    344                 46,953
       Increase in accounts receivable         (6,366)               (11,353)
       Decrease in sales of accounts
         receivable                                  -                (26,000)
       Decrease in accounts payable and
         accrued liabilities                    (5,329)                  (239)
      Increase (decrease) in deferred
          income taxes                             553                   (886)
  Other, net                                     1,514                    581
                                                --------            ---------
  Net cash (used in) provided
    by operating activities                     (4,589)                16,759
                                                --------             ---------


Investing activities:
- ---------------------
Additions to property and equipment            (2,543)                (3,786)
Proceeds from the sale of Eli
    Witt common stock                             672                      -
Proceeds from Take-out Agreement
    with Moll PlastiCrafters                        -                  4,953
Acquisition of Certified Grocers,
    net cash acquired                               -                 (2,004)
                                               --------             ----------
Net cash used in investing activities          (1,871)                  (837)
                                               --------             ----------

Financing activities:
- ----------------------
Increase in debt (1993 principally
   reflects debt assumed in acquisition
    of Certified Grocers)                     16,343                 29,453
Payments of debt (1993 principally
    reflects refinancing of debt
    assumed from acquisition of
    Certified Grocers)                        (8,321)               (39,467)
                                             ---------              ---------
Net cash provided by (used in)
    financing activities                       8,022                (10,014)
                                             --------               ---------

Net increase in cash and cash equivalents      1,562                  5,908

Cash and cash equivalents at beginning
    of period (excluding Eli Witt cash
    of $7,840 at the beginning of 1994
    not available to the Corporation)            875                  1,898
                                             --------               -------

Cash and cash equivalents at end of period $   2,437               $  7,806
                                             ========               =======

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

B. On April 25, 1994, Eli Witt acquired the net assets of the six Southern distribution facilities of NCC L.P. (see Note C) in exchange for 595,000 newly issued common shares of Eli Witt. The Corporation accounted for this transaction as a like kind exchange and therefore did not recognize any gain or loss on this transaction. As a result of the additional shares of common stock issued by Eli Witt and the concurrent sale by the Corporation of 400,000 shares of its Eli Witt common stock holdings (see Note C), the Corporation's ownership of Eli Witt's outstanding common stock was reduced from 85% to 50.1%. In connection with these transactions the Corporation entered into a Shareholders Agreement with MS Distribution, Inc. ("MSD"), a former limited partner in the NCC L.P. partnership. MSD now owns approximately 38% of the outstanding common stock of Eli Witt. This
Agreement contains certain governance provisions which require the prior approval of MSD for all major transactions by Eli Witt, including (but not limited to), incurrence of debt, acquisitions, material contracts, the sale of assets, issuance and repurchase of stock, changes in Eli Witt's charter and by-laws, and capital expenditures. Due to the shareholder rights granted to MSD, the Corporation no longer has unilateral control over Eli Witt. Therefore, the Corporation deconsolidated Eli Witt as of April 25, 1994 and is accounting for its remaining investment in Eli Witt under the equity method. The 1994 financial statements reflect the application of the equity method of accounting retroactive to the beginning of the year. The financial statements of the prior year continue to reflect Eli Witt as a fully consolidated subsidiary.
        The following unaudited condensed balance sheet, statements of operations and statement of cash flows of the Corporation, presented for comparative purposes, reflect Eli Witt under the equity method on a pro forma basis in 1993.

    Condensed Balance Sheet of Culbro Corporation

                                                                  Nov. 27,
                                           May 28,                  1993
                                            1994                 (pro forma)
                                          ---------              -----------
    Total current assets                $  115,368              $    100,293
    Property and equipment, net             78,110                    78,770
    All other noncurrent assets             93,470                   102,833
    Total assets                        $  286,948               $   281,896

    Total current liabilities               26,499                    32,592
    Long term debt                         113,579                   104,914
    All other noncurrent liabilities        34,798                    33,508
    Total liabilities                      174,876                   171,014
    Shareholders' equity                   112,072                   110,882
    Total liabilities and
      shareholders' equity              $  286,948               $   281,896


    Condensed Statements of Operations of Culbro Corporation

                                                    13 Weeks Ended
                                              ----------------------------
                                                                     May 29,
                                               May 28,                 1993
                                                1994               (pro forma)
                                               --------             ----------
    Net sales and other revenue             $   54,499             $   48,822
    Operating profit                             5,117                  4,326
    Gain on sale of Eli Witt common stock        2,691                      -
   (Loss) income from equity investments        (1,307)                   195
    Net income                                   2,236                  1,551

                                                     26 Weeks Ended
                                                ---------------------------
                                                                    May 29,
                                                May 28,                1993
                                                 1994              (pro forma)
                                               ----------          ------------
    Net sales and other revenue                $ 87,859             $ 78,525
    Operating profit                              5,674                2,014
    Gain on sale of Eli Witt common stock         2,691                    -
   (Loss) income from equity investments         (1,953)               1,427
    Income (loss) before cumulative effect
     of accounting change                         1,187                 (104)

    Condensed Statement of Cash Flows of Culbro Corporation

                                                         26 Weeks Ended
                                                      -------------------
                                                                    May 29,
                                                       May 28,        1993
                                                        1994       (pro forma)
                                                     ----------    -----------
    Operating activities:
    ---------------------
    Net cash used in operating activities              (4,589)       (11,254)
                                                      ---------     ---------

    Investing activities:
    ---------------------
    Additions to property and equipment                 (2,543)       (1,947)
    Proceeds from sale of Eli Witt common stock            672             -
    Cash dividend from Eli Witt                              -        41,529
    Net repayment of Eli Witt intercompany debt              -        46,129
    Issuance of a mortgage on an Eli Witt facility           -       (10,000)
    Proceeds from Take-Out Agreement                         -         4,953
                                                        -------       -------
    Net cash (used in) provided by investing activities (1,871)       80,664
                                                        --------      --------
    Financing activities:
    ---------------------
    Payments of long-term debt                          (8,321)      (70,029)
    Increases in long-term debt                         16,343             -
                                                        --------     --------
    Net cash provided by (used in)
      financing activities                               8,022       (70,029)
                                                        --------     --------
    Net increase (decrease) in cash
      and cash equivalents                          $    1,562      $   (619)
                                                        ========     ========

C.      At the time of the deconsolidation and at May 28, 1994, Eli Witt was in a common deficit position, and as such, the Corporation has a negative basis in its common equity investment in Eli Witt.  The negative basis of approximately $6.5 million at May 28, 1994 is reflected as a deferred credit on the Corporation's balance sheet.  Accordingly, the Corporation recognized the results of Eli Witt through the April 25, 1994 deconsolidation date and will not recognize any future profit or loss of
   Eli Witt until its common deficit is recouped.  At May 28, 1994, the $15 million face value mandatorily redeemable Series B preferred stock of Eli
   Witt held by the Corporation is included on the consolidated balance sheet at approximately $11.5 million.  This amount reflects the fair value of the related subordinated note for which it is exchangeable in August 1998.
        The carrying value of the Series B preferred stock is being accreted to its $15 million face value, plus 10% cumulative dividends.  The total amount of accretion and dividends is equal to the amortization of the original issue discount plus accrued interest on the subordinated note.
    Other nonoperating income for the thirteen and twenty-six weeks ended May
    28, 1994 in the consolidated statements of operations includes accretion and accrued dividends totaling $226 which equal the amount of discount amortization and interest on the subordinated note included in the
    Corporation's consolidated interest expense.
        Eli Witt's unaudited summarized financial information is as follows:

     Summarized Statement of Operations of Eli Witt

                                                    26 Weeks Ended
                                            ------------------------------
                                             May 28,                May 29,
                                              1994                    1993
                                            ----------             ---------
     Net sales  and other revenues          $641,447               $ 597,732
     Operating (loss) profit                  (1,833)                  6,321
     Net (loss) income                        (2,733)                  1,522
     Dividends/accretion related
        to preferred stock                    (1,250)                   (625)
     Net (loss) income available to
        common shareholders                   (3,983)                    897

     Summarized Balance Sheet of Eli Witt
                                              May 28,                Nov. 27,
                                               1994                    1993
                                             ----------              ---------
     Trade receivables, net                  $ 76,130                $ 50,832
     Inventories                               57,159                  57,929
     Property and equipment, net               42,711                  36,128
     All other assets                          19,776                  20,036
                                              --------                --------
     Total assets                            $195,776                $164,925
                                              =========               ========

     Accounts payable and accrued expenses   $ 62,748                $ 49,666
     Total debt                               104,610                  85,263
     All other liabilities                     12,057                  12,067
                                              --------               ---------
     Total liabilities                        179,415                 146,996
                                              --------                --------
     Mandatorily redeemable Series B
        preferred stock                        16,900                  16,150
                                              --------                ---------
     Shareholders' (deficit) equity:
     Series A preferred stock                   9,184                  10,005
     Series C preferred stock                   1,321                       -
     Common stock and accumulated deficit     (11,044)                 (8,226)
                                             ----------               ---------
     Total shareholders' (deficit) equity        (539)                  1,779
                                             ----------                --------
     Total liabilities, preferred stock and
        shareholders' (deficit) equity       $195,776                $164,925
                                             =========                ========

             On April 25th, 1994, Eli Witt acquired the net assets of the six Southern distribution facilities of NCC L.P., ("NCC"), a limited partnership engaged in the wholesale distribution business. The six facilities, designated as NCC South, comprised a portion of the overall distribution business conducted by NCC through nine warehouses in total.
             Prior to this acquisition, the Corporation owned 85% of the outstanding common stock of Eli Witt and the former shareholders of Certified Grocers of Florida, Inc. ("Certified Grocers") held 15%, which they received in connection with Eli Witt's acquisition of Certified Grocers in 1993. In connection with its acquisition of NCC South, Eli Witt issued to NCC 595,000 shares of common stock, representing approximately 23% of its outstanding common stock after the acquisition. In a transaction executed simultaneously with Eli Witt's acquisition of NCC South, the Corporation sold 400,000 shares of its Eli Witt common stock to MSD, a former limited partner of NCC and an affiliate of the Morgan Stanley Leveraged Equity Fund II L.P., and issued a $15 million subordinated note to MSD. In return, the Corporation received proceeds of $12 million and the right to exchange in 1998, at the Corporation's option, the subordinated note for the $15 million face value Eli Witt Series B preferred stock held by the Corporation. The
$12 million proceeds received from MSD was allocated to the subordinated note ($11,328) and to the Eli Witt common stock sold ($672) based on their fair values as of April 25, 1994. A pretax gain of $2,691 was recognized on the 400,000 shares sold to MSD comprising the proceeds of $672 and the Corporation's negative basis of $2,019 in the shares sold.
             As a result of the transactions described above, MSD owns shares totaling approximately 38% of the outstanding common stock of Eli Witt. The Corporation retained a 50.1% ownership in the outstanding common stock of Eli Witt, and the former shareholders of Certified Grocers now hold approximately 12% of the outstanding common stock of Eli Witt.

D. As described in Note C, the Corporation issued a $15 million 10% subordinated note due August 1998 and sold 400,000 of its Eli Witt shares for proceeds of $12 million in connection with Eli Witt's acquisition of NCC
South. No interest payments are required on the note until maturity, at which time the principal and all accrued interest may be exchanged, at the Corporation's option, for the Series B preferred stock of Eli Witt held by the Corporation. Interest expense in the thirteen and twenty-six weeks ended May 28, 1994 includes $82 for amortization of the original issue discount on the subordinated note.
             On January 27th, 1994 the Corporation obtained a $5 million mortgage on certain equipment. The proceeds were used to reduce the amount outstanding under the Corporation's Credit Agreement. The mortgage bears interest at 7.25% per annum and has a term of ten years, with a balloon payment of $1.2 million due at termination.


E.   Supplemental Financial Statement Information


     Inventories
     -----------
             Inventories consist of:

                                                  May 28,            Nov. 27,
                                                   1994                1993
                                                 ---------          ----------
         Raw materials and supplies                $34,381          $  34,232
         Work-in-process                            16,841             15,213
         Finished goods                             18,721             78,771
                                                  ---------          ---------
                                                   $69,943           $128,216
                                                   =========          =========

         Property and equipment
         ----------------------
                 Property and equipment consist of:

                                                   May 28,           Nov. 27,
                                                    1994               1993
                                                  ---------          --------
         Land                                     $ 11,372          $  13,453
         Buildings                                  62,662             84,340
         Machinery and equipment                    58,227             81,871
         Accumulated Depreciation                  (54,151)           (64,766)
                                                  -----------        ---------
                                                  $ 78,110          $ 114,898
                                                   ===========       =========

         Supplemental Cash Flow Information
         ----------------------------------
                 Cash paid during the period for:
                                                         26 Weeks Ended
                                                  --------------------------
                                                  May 28,              May 29,
                                                   1994                 1993
                                                  --------           ---------
         Interest, net of
           amounts capitalized                   $  4,440            $  6,922
                                                  =========           ========

         Income taxes, net                       $    794             $  1,215
                                                  =========            =======

F. The net loss per common share for the thirteen and twenty-six weeks ended May 28, 1994 is based on the weighted average number of shares of common stock outstanding during the respective periods. The Corporation's outstanding stock options were not considered because they are anti-dilutive. The weighted average number of shares of common stock and common stock equivalents, was 4,308,288 and 4,308,247 for the thirteen and twenty-six weeks ended May 28, 1994, respectively. The weighted average common shares outstanding for the thirteen and twenty-six weeks ended May 29, 1993 was 4,308,062 and 4,308,015, respectively.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- --------------------------------
    As discussed in Note B, the Corporation's subsidiary in the wholesale distribution business, The Eli Witt Company ("Eli Witt"), has been deconsolidated from the Corporation's financial statements. Last year's statements have not been restated. The deconsolidation did not have an effect on the Corporation's cash flow because, as previously reported, the cash flows of Eli Witt have not been available to the Corporation because Eli Witt has been financed separately from the Corporation and its other subsidiaries since February 1993. Comparisons of changes in cash flow with the prior year are based on the restated 1993 cash flow information contained in Note B.
    Cash flow used in operations in the 1994 year to date period principally reflects an increase in accounts receivable, consistent with last year, due to the seasonal nature of the nursery products business and a reduction in accounts payable, due to the timing of payments. Cash flow used in operations was lower than the current period because last year included the termination of the accounts receivable sales agreement. Excluding the effect of that one time use of cash, cash flow used in operations was comparable with the prior year's six month period.
    Cash flow used in 1994 investing activities reflects capital expenditures, primarily in the Corporation's industrial products business, partially offset by the proceeds from the sale of a portion of the Corporation's Eli Witt common stock. Capital expenditures were higher in the current year due to timing. The prior year's investing activities reflect cash generated and used in several one time transactions. The Corporation received proceeds from the intercompany dividend and repayment of intercompany debt from Eli Witt in connection with Eli Witt becoming separately financed in 1993, and the Corporation entered into a mortgage with Eli Witt on a distribution facility. The proceeds from the dividend and repayment of intercompany debt, partially offset by the mortgage loan made to Eli Witt, were used by the Corporation to repay debt.
    Cash flow provided by financing activities in the current period includes approximately $11.3 million from a subordinated note issued to MS Distribution, Inc. ("MSD"), a partner of NCC L.P. and $5 million from an equipment mortgage obtained by the Corporation. The proceeds from these transactions were used to prepay $3.0 million of the Corporation's 9.7% Senior Notes with the balance of the proceeds used to reduce amounts outstanding under the Corporation's Credit Agreement. The subordinated note does not require interest or principal payments until maturity, at which time it is exchangeable, at the Corporation's option, with the Series B preferred stock of Eli Witt. The payment terms and exchangeability feature were structured primarily to maximize the Corporation's after-tax cash flow from this transaction. The prior year's cash flow used in financing activities reflects the reduction of the Corporation's debt in connection with the separate financing of Eli Witt in 1993.
    During the 1994 second quarter, Eli Witt entered into a commitment with a financial institution to obtain an $8 million mortgage. Upon closing of this transaction, Eli Witt will use the mortgage proceeds to substantially repay its mortgage with the Corporation, which will use the proceeds to reduce its debt. This transaction is expected to be completed during the third quarter.
    Management believes that the Corporation's cash flow from operations may need to be supplemented by proceeds generated from other transactions to meet operating and capital requirements and scheduled debt repayments. Over the long-term, management will seek to maintain a level of indebtedness which is commensurate with the Corporation's earnings and cash flow.



Results of Operations
- ---------------------
    As a result of the deconsolidation of Eli Witt, and accounting for this subsidiary under the equity method, the current year's financial statements have been restated to reflect the deconsolidation as of the beginning of the fiscal year. Prior year's statements were not restated. The comparisons reflected in the following discussion pertain to the prior year condensed pro forma statements of operations contained in Note B, which present Eli Witt under the equity method.
    The Corporation's second quarter and six month results increased from the comparative periods of last year due principally to the pretax gain of approximately $2.7 million on the sale of the Eli Witt common stock and higher operating profit in the cigar business and in the packaging and labeling systems business, partially offset by an equity loss from Eli Witt as compared to profit in the respective periods last year. The losses in the second quarter and six month periods at Eli Witt reflect substantial declines in profit on cigarette inventory price appreciation that resulted from manufacturers' purchase incentive programs and price increases on cigarettes in the previous year. Price changes instituted by cigarette manufacturers in the third quarter last year also negatively affected gross profit by effectively reducing margins on cigarettes which comprise a substantial portion of Eli Witt's sales revenue.
    Operating profit at General Cigar Co., Inc. ("General Cigar") increased in the second quarter and six month period due principally to increased revenue from cigar sales, reflecting higher volume of premium cigar sales and
price increases on all cigar categories.   Also, General Cigar's higher
operating profit reflected improved results from sales of shade grown wrapper tobacco in 1994 due to an improved crop as compared to last year's crop.
    In the industrial products business, CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") had higher operating profit due principally to increased sales volume on packaging machinery and packaging materials. The increased sales volume and improved margins from manufacturing efficiencies, including better absorption of fixed costs due to the higher volume, resulted in the higher operating profit. However, CMS Gilbreth recently was informed that its largest customer of packaging materials, comprising approximately 20% of CMS Gilbreth's total annual revenue, has decided to change the type of label to be applied to its product and therefore will not continue to purchase their labels from CMS Gilbreth. The impact of this will not affect the current year's results because the label change by the customer is not expected to take place until the 1995 first quarter.
    Operating profit in the Corporation's nursery products business, Imperial Nurseries, Inc. ("Imperial") decreased in the second quarter as compared to the prior year but was substantially unchanged in the six month period as compared to last year. Imperial's lower second quarter profit was due principally to timing of shipments, as some customers accepted delivery earlier this year than last year. In the six month period, higher sales volume was substantially offset by increased discounts and higher costs of sales, reflecting a change in the sales mix.
    In the Corporation's Connecticut real estate business, Culbro Land Resources, Inc. ("CLR'), operating results declined from last year in the second quarter and six month period due to lower revenue from its joint venture investments and higher expenses. Subsequent to the end of the second quarter, CLR completed the sale of undeveloped land which generated approximately $1 million in proceeds and operating profit of approximately $900,000. This transaction will be reflected in the Corporation's third quarter results.
     The higher effective tax rate in the second quarter and six month period of the current year principally reflects the effect of state taxes.

Part II - OTHER INFORMATION
- ----------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------------------

    (a)   Annual Meeting of Shareholders - April 7, 1994

    (b)   The following were elected as Directors at the Annual Meeting:

          Bruce A. Barnet                         John L. Ernst
          John L. Bernbach                        Thomas C. Israel
          Edgar M. Cullman (Chairman)             Dan W. Lufkin
          Edgar M. Cullman, Jr.                   Graham V. Sherren
          Frederick M. Danziger                   Peter J. Solomon
                                                  Francis T. Vincent, Jr.

    (c)(i)   1)     Mr. Bruce A. Barnet was elected a Director for 1994 with
                    4,007,692 votes in favor, 30,445 opposed, and 270,151 not voting.

             2) Mr. John L. Bernbach was elected a Director for 1994 with 4,007,792 votes in favor, 30,345 opposed and 270,151 not voting.

             3) Mr. Edgar M. Cullman was elected a Director for 1994 with 4,008,159 votes in favor, 29,978 opposed and 270,151 not voting.

             4) Mr. Edgar M. Cullman, Jr. was elected a Director for 1994 with 4,007,192 votes in favor, 30,945 opposed and 270,151 not voting.

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

     (ii) The selection of Price Waterhouse as independent accountants for 1994 was approved by 3,847,708 votes in favor and 182,527 opposed with 7,902 abstentions and 270,151 not voting.

Part II - OTHER INFORMATION (Cont.)
- -----------------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------



      (iii) A shareholders' proposal for cumulative voting in the election of directors received 814,298 votes in favor and 2,961,286 opposed with 9,036 abstentions and 523,668 not voting.

     (iv) The grant of stock options pursuant to an employment agreement with the Corporation's Chief Financial Officer was approved by 3,802,298 in favor and 225,790 against with 10,049 abstentions and 270,151 not voting.

    (d)      Not applicable.



                                        SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       CULBRO CORPORATION
                                         (Registrant)




Date:  May 11, 1995                      (Jay M. Green)
                                          Jay M. Green
                                          Executive Vice President -
                                          Chief Financial Officer and
                                          Treasurer




Date:  May 11, 1995                      (Joseph Aird)
                                          Joseph Aird
                                          Vice President - Controller