Form 10-Q/A
period 1994-08-27
CULBRO CORP
filed 1995-05-12
CIK 26093

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

                                     AMENDMENT NO. 1

This amendment to Culbro Corporation's Form 10Q for the thirteen weeks ended August 27, 1994 filed on October 11, 1994 revises the accounting for the acquisition of the Southern Divisions of NCC L.P. by the Eli Witt Company, a subsidiary of Culbro Corporation, and related transactions. The revised results reflect the elimination of an accounting change income item after tax and inclusion of a previously deferred gain on the sale of a portion of Culbro Corporation's common shares of Eli Witt.


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

                           CULBRO CORPORATION


                                INDEX



PART I - FINANCIAL INFORMATION                                    PAGE

        Consolidated Statement of Operations and
        Retained Earnings - thirteen weeks ended
        August 27, 1994 and August 28, 1993. . . . . . . . . . . . . .3

        Consolidated Statement of Operations and
        Retained Earnings - thirty-nine weeks ended
        August 27, 1994 and August 28, 1993. . . . . . . .. . . . . . .4

        Consolidated Balance Sheet
        August 27, 1994 and November 27, 1993. . . . . . . . . . . . . .5

        Consolidated Statement of Cash Flows -
        thirty-nine weeks ended August 27, 1994
        and August 28, 1993. . . . . . . . . . . . . . . . . . . . . . .6

        Notes to Consolidated Financial Statements . . . . . . . . . 7-11

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . .12-13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                             CULBRO CORPORATION
          CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                (dollars in thousands except per share data)
                                (unaudited)

                                                       13 Weeks Ended
                                                 --------------------------
                                                  Aug. 27,          Aug. 28,
                                                    1994             1993
                                                 -----------       ----------
Net sales and other revenue                       $ 46,760          $357,919
Costs and expenses
  Cost of goods sold                                29,368           318,231
  Selling, general and administrative expenses      13,323            33,867
  Other expense                                      4,000                 -
                                                   ----------         -------
Operating profit                                        69             5,821
  Loss from equity investments, net                     50               400
  Other nonoperating income                            586                 -
  Interest expense, net                              2,076             3,602
                                                     --------         --------
  (Loss) income before taxes                        (1,471)            1,819
  Income tax (benefit) provision                      (325)              746
                                                    ----------         --------
Income before minority interest                     (1,146)            1,073
Minority interest                                        -              (224)
                                                    ----------         --------
Net income                                          (1,146)              849
Accretion of Series A preferred stock of Eli Witt        -              (221)
                                                     ---------          -------
Net income applicable to common shareholders        (1,146)              628
Retained earnings - beginning of period             99,532            97,221
                                                    ---------        --------
Retained earnings - end of period               $   98,386          $ 97,849
                                                    ========         ========

Net (loss) income per common share             $     (0.27)       $     0.14
                                                    ========         ========









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


See Notes to Consolidated Financial Statements.

                            CULBRO CORPORATION
       CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
              (dollars in thousands except per share data)
                                (unaudited)

                                                    39 Weeks Ended
                                               ------------------------
                                               Aug. 27,         Aug. 28,
                                                 1994             1993
                                              -----------      ----------
Net sales and other revenue                  $  134,619        $1,034,176
Costs and expense
  Cost of goods sold                             85,446           927,147
  Selling, general and administrative expenses   39,430            92,873
  Other expense                                   4,000                 -
                                              -----------       -----------
Operating profit                                  5,743            14,156
  Gain on sale of Eli Witt common stock           2,691                 -
  Loss from equity investments, net               2,003               525
  Other nonoperating income                         812                 -
  Interest expense, net                           6,065            11,068
  Fees on sales of accounts receivable                -               476
                                                --------          ---------
  Income before taxes                             1,178             2,087
  Income tax provision                            1,137               853
                                               ---------           --------
  Income before minority interest                    41             1,234
  Minority interest                                   -              (268)
                                                ---------           --------
Income before cumulative effect of
    accounting change                                41               966
Cumulative effect of accounting change for
  postretirement benefits, net of tax                 -            (9,177)
                                                 --------          ---------
Net income (loss)                                    41            (8,211)
Accretion of Series A preferred stock
    of Eli Witt                                        -             (442)
                                                  --------          ---------
Net income (loss) applicable to
    common shareholders                               41           (8,653)
Retained earnings - beginning of period           98,345          106,502
                                                 ---------       ------------
Retained earnings - end of period             $   98,386      $    97,849
                                                 =========        ==========

Income per common share before cumulative
  effect of accounting change                $      0.01       $     0.12
Cumulative effect of accounting change
  per common share                                     -             (2.13)
                                                  --------        -----------
Net income (loss) per common share           $      0.01        $    (2.01)
                                                 ==========       ===========




The 1994 financial statements reflect the deconsolidation of Eli Witt effective at the beginning of the current year. Prior periods reflect Eli Witt as a fully consolidated subsidiary. See Note B.


See Notes to Consolidated Financial Statements.


                             CULBRO CORPORATION
                         CONSOLIDATED BALANCE SHEET
                   (dollars in thousands except per share data)


                                              Aug. 27,        Nov. 27,
ASSETS                                          1994           1993
                                             ------------    ----------
Current Assets                                (unaudited)
Cash and cash equivalents                       $   668        $  8,715
Receivables, less allowance of $1,208
   (1993 - $2,364)                               23,736          75,917
Inventories                                      69,873         128,216
Other current assets                             13,694           5,931
                                                -------        --------
Total current assets                            107,971         218,779

Property and equipment, net                      76,803         114,898
Real estate held for sale or lease, net          31,355          35,338
Investment in Series B preferred stock of
   The Eli Witt Company                          12,141               -
Investment in real estate joint ventures          8,075           8,275
Other, including investment in Centaur
   Communications of $14,270 (1993 - $14,195)    20,414          24,923
Intangible assets                                19,160          21,446
                                                 --------       --------
Total assets                                   $275,919        $423,659
                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities       $ 20,180        $ 72,870
Long-term debt due within one year                4,285          14,519
Income taxes                                      1,406             264
                                                ---------        --------
Total current liabilities                        25,871          87,653

Long-term debt                                  106,633         175,405
Deferred income taxes                             5,203           5,479
Accrued retirement benefits                      14,917          19,477
Other noncurrent liabilities and
    deferred credits                             12,369          14,758
                                                ---------       ---------
Total liabilities                               164,993         302,772
                                                ---------       ---------

Minority interest in subsidiary                       -          10,005
                                                ----------      ----------

Shareholders' Equity
Common stock, par value $1
        Authorized - 10,000,000 shares
        Issued - 4,549,190 shares                 4,549           4,549
Capital in excess of par value                   13,296          13,296
Retained earnings                                98,386          98,345
                                               ----------       ---------
                                                116,231         116,190
Less - Common stock in Treasury, at cost,
     240,902 shares (1993 - 241,128)             (5,305)         (5,308)
                                               -----------      ----------
Total shareholders' equity                      110,926         110,882
                                               -----------      ----------

Total liabilities, minority interest
         and shareholders' equity             $275,919         $423,659
                                               ==========       ==========

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


See Notes to Consolidated Financial Statements.



                             CULBRO CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (dollars in thousands)
                                (unaudited)

                                                39 Weeks Ended
                                        ------------------------------
                                         Aug. 27,               Aug. 28,
                                           1994                   1993
                                        -----------             ----------
Operating activities:
- ---------------------
Net income (loss)                     $         41              $   (8,211)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
  Cumulative effect of accounting
    change, net of tax                            -                   9,177
  Depreciation and amortization               5,409                   9,141
  Gain on sale of Eli Witt common stock      (2,691)                      -
  Loss from equity investments, net           2,003                     525
  Discount and interest on
    subordinated note                           812                       -
  Other nonoperating income                    (812)                      -
  Provision for bad debts                       308                   1,207
  Changes in assets and liabilities
    net of effects from the
    deconsolidation of Eli Witt in 1994
    and the acquisition of Certified
    Grocers in 1993:
      Decrease in real estate held for
        sale or lease, net                    3,983                     616
      Decrease in inventories                   414                  71,029
      Decrease in accounts receivable         1,041                   6,325
      Decrease in sales of accounts
        receivable                                -                  (26,000)
      Decrease in accounts payable
        and accrued liabilities               (2,401)                 (6,259)
      Decrease in deferred taxes              (2,276)                   (751)
  Other, net                                     280                    (938)
                                             -----------              ---------
  Net cash provided by operating activities    6,111                  55,861
                                             -----------              --------

Investing activities:
- ---------------------
Additions to property and equipment           (2,961)                 (7,322)
Proceeds from the sale of Eli
    Witt common stock                            672                       -
Proceeds from Take-out Agreement
    with Moll PlastiCrafters                       -                   4,953
Acquisition of Certified Grocers,
    net cash acquired                              -                  (2,004)
                                             ---------               ---------
Net cash used in investing activities         (2,289)                 (4,373)
                                             ---------               ---------

Financing activities:
- ---------------------
Payments of debt (1993 principally
   reflects refinancing of debt
   assumed from acquisition of
    Certified Grocers)                       (20,357)                (70,751)
Increase in debt (1993 principally
   reflects debt assumed in
   acquisition of Certified Grocers)          16,328                  23,944
                                             ---------               ---------
Net cash (used in) financing activities       (4,029)                (46,807)
                                             ---------               ---------

Net (decrease) increase in cash
    and cash equivalents                        (207)                  4,681

Cash and cash equivalents at beginning
    of period (excluding Eli Witt cash
    of $7,840 at the beginning of 1994
    not available to the Corporation)            875                   1,898
                                              ---------               ---------

Cash and cash equivalents at end of period $     668              $    6,579
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

    Condensed Balance Sheet of Culbro Corporation

                                                                  Nov. 27,
                                             Aug. 27,                1993
                                               1994               (pro forma)
                                           -----------           -------------

   Total current assets                     $  107,971         $    100,293
   Property and equipment, net                  76,803               78,770
   All other noncurrent assets                  91,145              102,833
                                            -----------          -----------
   Total assets                             $  275,919          $   281,896
                                            ==========           ===========

   Total current liabilities                 $  25,871          $    32,592
   Long term debt                              106,633              104,914
   All other noncurrent liabilities             32,489               33,508
                                              ---------           ----------
   Total liabilities                           164,993              171,014
   Shareholders' equity                        110,926              110,882
   Total liabilities and
    shareholders' equity                    $  275,919          $   281,896
                                             ==========           ==========

Condensed Statement of Operations of Culbro Corporation

                                                     13 Weeks Ended
                                               ---------------------------
                                                                    Aug. 28,
                                                Aug. 27,              1993
                                                  1994            (pro forma)
                                               ---------         ------------
Operating activities:
- --------------------
  Net sales and other revenue                  $  46,760           $  41,291
  Operating profit (including other expense
     of $4,000 in 1994)                               69               2,179
  (Loss) income from equity investments              (50)                245
  Net (loss) income                               (1,146)                628


                                                      39 Weeks Ended
                                                 ------------------------
                                                                    Aug. 28,
                                                 Aug. 27,             1993
                                                   1994           (pro forma)
                                                ---------        -------------
  Net sales and other revenue                   $ 134,619            $119,816
  Operating profit (including other expense
     of $4,000 in 1994)                             5,743               4,193
  Gain on sale of Eli Witt common stock             2,691                   -
  (Loss) income from equity investments            (2,003)              1,672
  Income before cumulative effect of
    accounting change                                  41                 524

Condensed Statement of Cash Flows of Culbro Corporation

                                                       39 Weeks Ended
                                                 -------------------------
                                                                    Aug. 28,
                                                 Aug. 27,             1993
                                                  1994            (pro forma)
                                                ----------        -----------
Operating activities:
- --------------------
  Net cash provided by (used in)
    operating activities                        $  6,111          $  (3,755)
                                                  --------          ---------

Investing activities:
- ----------------------
  Additions to property and equipment             (2,961)             (3,130)
  Proceeds from sale of Eli Witt common stock        672                   -
  Cash dividend from Eli Witt                          -              41,529
  Net repayment of Eli Witt intercompany debt          -              46,129
  Issuance of a mortgage on an Eli Witt facility       -             (10,000)
  Proceeds from Take-Out Agreement                     -               4,953
                                                   -------           --------
  Net cash (used in) provided by
     investing activities                         (2,289)             79,481
                                                  ---------          ---------

Financing activities:
- --------------------
  Payments of long-term debt                      (20,357)            (75,991)
  Increases in long-term debt                      16,328                   -
  Net cash used in financing activities            (4,029)            (75,991)
                                                  ---------           --------
  Net decrease in cash and cash equivalents    $     (207)        $      (265)
                                                  =========           =========

C. At the time of the deconsolidation and at August 27, 1994, Eli Witt was in a common deficit position, and as such, the Corporation has a negative basis in its common equity investment in Eli Witt. The negative basis of approximately $6.5 million at August 27, 1994 is reflected as a deferred credit on the Corporation's balance sheet. Accordingly, the Corporation recognized the results of Eli Witt through the April 25, 1994 deconsolidation date and will not recognize any future profit or loss of Eli Witt until its common deficit is recouped. At August 27, 1994, the $15 million face value mandatorily redeemable Series B preferred stock of Eli Witt held by the Corporation is included on the consolidated balance sheet at approximately $12.1 million. This amount reflects the fair value of the related subordinated note for which it is exchangeable in August 1998.
       The carrying value of the Series B preferred stock is being increased by accretion to its $15 million face value, plus 10% cumulative dividends.
The total amount of accretion and dividends is equal to the amortization of the original issue discount plus accrued interest on the subordinated note. Other nonoperating income for the thirteen and thirty-nine weeks ended August 27, 1994 in the consolidated statements of operations reflects accretion and accrued dividends of $586 and $812, respectively, which equal the amounts of discount amortization and interest on the subordinated note included in the Corporation's consolidated interest expense for the respective periods.
       Eli Witt's unaudited summarized financial information is as follows:

   Summarized Statement of Operations of Eli Witt

                                                     39 Weeks Ended
                                            -------------------------------
                                             Aug. 27,                Aug. 28,
                                               1994                    1993
                                             ---------               ---------
     Net sales and other revenues           $1,072,063             $  914,360
     Operating (loss) profit                    (4,575)                 9,963
     Net (loss) income                          (6,193)                 2,907
     Dividends/accretion related
        to preferred stock                      (1,824)                (1,217)
     Net (loss) income available
        to common shareholders                  (8,077)                 1,690


     Summarized Balance Sheet of Eli Witt

                                                 Aug. 27,            Nov. 27,
                                                   1994                1993
                                                -----------          ---------
    Trade receivables, net                       $ 73,932            $ 50,832
    Inventories                                    53,766              57,929
    Property and equipment, net                    42,261              36,128
    All other assets                               20,820              20,036
                                                 ----------           ---------
    Total assets                                 $190,779            $164,925
                                                  =========           =========

    Accounts payable and accrued expenses        $ 64,779            $ 49,666
    Total debt                                    103,016              85,263
    All other liabilities                          10,084              12,067
                                                 ----------           ---------
    Total liabilities                             177,879             146,996
                                                  --------            ---------
    Mandatorily redeemable Series B
       preferred stock                             17,275              16,150
                                                   --------            --------
    Shareholders' (deficit) equity:
    Series A preferred stock                        9,442              10,005
    Series C preferred stock                        1,321                   -
    Common stock and accumulated deficit          (15,138)             (8,226)
                                                  ---------            --------
    Total shareholders' (deficit) equity           (4,375)              1,779
                                                  ---------            --------
    Total liabilities, preferred stock and
      shareholders' (deficit) equity             $190,779            $164,925
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

D. As described in Note C, the Corporation issued a $15 million, 10% subordinated note due August 1998 and sold 400,000 of its Eli Witt shares for proceeds of $12 million in connection with Eli Witt's acquisition of NCC
South. No interest payments are required on the note until maturity, at which time the principal and all accrued interest may be exchanged, at the Corporation's option, for the Series B preferred stock of Eli Witt held by the Corporation. Interest expense in the thirteen and thirty-nine weeks ended August 27, 1994 includes $212 and $294 respectively, for amortization of the original issue discount on the subordinated note.
            On January 27th, 1994 the Corporation obtained a $5 million mortgage on certain equipment. The proceeds were used to reduce the amount outstanding under the Corporation's Credit Agreement. The mortgage bears interest at 7.25% per annum and has a term of ten years, with a balloon payment of $1.2 million due at termination.

E.  Supplemental Financial Statement Information


    Inventories
    -----------
            Inventories consist of:

                                                 Aug. 27,          Nov. 27,
                                                   1994              1993
                                                ----------         ---------
               Raw materials and supplies        $32,374          $  34,232
               Work-in-process                    16,775             15,213
               Finished goods                     20,724             78,771
                                                -----------         ---------
                                                 $69,873           $128,216
                                                 ===========        ==========

     Property and equipment
     ----------------------
               Property and equipment consist of:

                                                Aug. 27,            Nov. 27,
                                                  1994                1993
                                                ---------           ---------
               Land                              $11,303           $  13,453
               Buildings                          62,478              84,340
               Machinery and equipment            57,964              81,871
               Accumulated Depreciation          (54,942)            (64,766)
                                                ----------          -----------
                                                $ 76,803            $114,898
                                                 =========           =========

    Supplemental Cash Flow Information
    -----------------------------------
               Cash paid during the period for:
                                                      39 Weeks Ended
                                                 ----------------------------
                                                 Aug. 27,           Aug. 28,
                                                  1994                1993
                                                ----------          ---------
               Interest, net of amounts
                  capitalized                  $  6,107            $  10,719
                                                ==========          ==========

               Income taxes, net               $  2,356            $   1,504
                                                ==========          ==========


F. The net income (loss) per common share for the thirteen and thirty-nine weeks ended August 27, 1994 is based on the weighted average number of shares of common stock outstanding during the respective periods. The Corporation's outstanding stock options were not considered because they are anti-dilutive. The weighted average number of shares of common stock and common stock equivalents was 4,308,228 and 4,308,261 for the thirteen and thirty-nine weeks ended August 27, 1994, respectively. The weighted average common shares outstanding for the thirteen and thirty-nine weeks ended August 28, 1993 was 4,308,062.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------
    As discussed in Note B, the Corporation's subsidiary in the wholesale distribution business, The Eli Witt Company ("Eli Witt"), was deconsolidated from the Corporation's financial statements in the current year's second quarter. Last year's statements have not been restated. The deconsolidation did not have an effect on the Corporation's cash flow because, as previously reported, the cash flows of Eli Witt have not been available to the Corporation since Eli Witt was financed separately from the Corporation and its other subsidiaries in February, 1993. Comparisons of changes in cash flow with the prior year are based on the pro forma 1993 cash flow information contained in Note B.
    Net cash provided by operating activities in the current year's nine month period as compared to net cash used in operating activities in the comparable period of the prior year principally reflects the effect of the termination of the accounts receivable sales agreement last year ($6.5 million) and the Corporation's higher operating profit, excluding the effect of the $4.0 million pretax charge, which primarily reflected the writeoff of previously expended costs in the Corporation's Connecticut real estate business. The termination of the accounts receivable sales agreement was related to the separate financing of Eli Witt that became effective in the 1993 first quarter.
    Cash used in 1994 investing activities reflects capital expenditures, primarily in the Corporation's industrial products business, which were slightly lower than the prior year's nine month period, partially offset by the proceeds from the sale of Eli Witt common stock. The prior year's investing activities reflected cash generated and used in several one time transactions. The Corporation received proceeds from the intercompany dividend and repayment of intercompany debt from Eli Witt in connection with Eli Witt becoming separately financed in 1993, and the Corporation entered into a mortgage with Eli Witt on their Ocala, Florida distribution facility. The net proceeds from these transactions were used by the Corporation to repay its debt last year.
    Cash used in financing activities declined in the current period because the prior year reflected higher payments of long-term debt principally from cash generated by the one-time transactions described above. Cash used in financing activities in the current period reflects payments of long-term debt, including a $3 million prepayment and a $7.6 million scheduled payment of the 9.7% Senior Notes and a reduction of amounts outstanding under the Credit Agreement, principally from the proceeds of $11.3 million from the subordinated note issued to MS Distribution, Inc. ("MSD"), a partner of NCC L.P., and proceeds of $5 million from an equipment mortgage obtained by the Corporation. The subordinated note does not require interest or principal payments until maturity, at which time it is exchangeable at the Corporation's option, for the Series B preferred stock of Eli Witt currently held by the Corporation. The payment terms and exchangeability feature were structured to maximize the Corporation's after-tax cash flow from this transaction.
    Subsequent to the end of the third quarter, Eli Witt obtained an $8 million mortgage from a financial institution on their Ocala distribution facility, on which the Corporation held a $10 million mortgage. Eli Witt used all of the mortgage proceeds to reduce its mortgage with the Corporation, which repaid outstanding debt under its Credit Agreement. The Corporation retained a $2 million second mortgage on the Ocala facility.
    Management believes that the Corporation's cash flow from operations may need to be supplemented by proceeds generated from other transactions to meet operating and capital requirements and scheduled debt repayments. Over the long-term, management will seek to maintain a level of indebtedness which is commensurate with the Corporation's earnings and cash flow.




Results of Operations
- ---------------------
   As a result of the deconsolidation of Eli Witt, and accounting for this subsidiary under the equity method, the current year's financial statements have been restated to reflect the deconsolidation as of the beginning of the fiscal year. Prior year's statements were not restated. The comparisons reflected in the following discussion pertain to the pro forma condensed statements of operations contained in Note B, which presents Eli Witt under the equity method for 1993.
   The Corporation's third quarter and nine month results, declined from the comparative periods of last year due to other expense of $4.0 million recorded in the current year's third quarter and lower results from the Corporation's equity investments. The other expense includes a $3.6 million charge in the Corporation's Connecticut real estate business for the writeoff of previously expended costs on projects which will not be developed as they are no longer viable, and a $400,000 charge to close a facility in the industrial products business. These items were partially offset by higher operating profit in the cigar business and in the industrial products business, excluding the shutdown charge. The nine month period also includes a pretax gain of approximately $2.7 million on the Corporation's sale of a portion of its Eli Witt common stock holdings.
   Operating profit at General Cigar Co., Inc. ("General Cigar") increased due principally to higher volume on premium cigar sales and price increases on all cigar categories. Excluding the restructuring charge, operating profit at CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") increased due principally to higher sales volume on both packaging machinery and packaging materials and improved margins on sales. The improved margins reflected benefits realized from manufacturing efficiencies and better absorption of fixed costs due to the higher volume. CMS Gilbreth's largest customer of packaging materials, comprising approximately 20% of CMS Gilbreth's total annual revenue, has informed management that they will change the type of label to be applied to their product and therefore will not continue to purchase labels from CMS Gilbreth. The impact of this will not affect the current year's results because the change by the customer is not expected to take place until the 1995 first quarter, at the earliest.
   In the Corporation's Connecticut real estate business, Culbro Land Resources, Inc. ("CLR"), excluding the $3.6 million charge described above, operating results increased in the third quarter and nine months as compared to corresponding periods of the prior year. This increase was due to a significant land sale completed in the current year's third quarter, whereby CLR received proceeds of approximately $1,000,000 and profit of approximately $900,000 on the sale of 78 acres of undeveloped land.
   Results in the Corporation's nursery products business, Imperial Nurseries, Inc. ("Imperial") were substantially unchanged in the third quarter and nine month period. Imperial's business continues to be negatively affected by competitive pricing pressures in the industry and higher costs.
   The Corporation's lower results from equity investments was due to Eli Witt, as the cigarette inventory price appreciation and manufacturers' purchase incentive programs that benefitted Eli Witt in the prior year did not occur in the current year. Price changes instituted by cigarette manufacturers in the third quarter last year also negatively affected gross profit by effectively reducing margins on cigarettes, which comprise a substantial portion of Eli Witt's sales. The Corporation did not recognize its share of Eli Witt's results subsequent to the deconsolidation (April 25, 1994) because of Eli Witt's common deficit position and will not recognize any future results of Eli Witt until their common deficit is recouped.

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