Form 10-K/A
period 1994-12-03
CULBRO CORP
filed 1995-05-12
CIK 26093

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K/A


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

                                Amendment No. 1
          This filing hereby amends Culbro Corporation's Form 10K filed on April 12, 1995, to include the financial statements of The Eli
            Witt Company, an equity investee of Culbro Corporation.

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

               None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]

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


                                                                 PAGE

     Report of Independent Accountants on Financial
      Statement Schedules and Consent of Independent
      Accountants                                                C-1*

     Consent of Independent Accountants                          C-2

     Summarized Financial Information of Equity Investee -
     Centaur Communications, Ltd.                                F-1*

     Financial Statements of Equity Investee  -
     The Eli Witt Company                                        F-2


     Schedules:

          V -       Property and Equipment                       S-1*

          VI -       Accumulated Depreciation and
                     Amortization of Property and Equipment      S-2*

          VIII - Valuation and Qualifying Accounts
                     and Reserves                                S-3*

          XI -  Real Estate and Accumulated Depreciation       S-4/S-5*


* Previously included in Form 10K filed April 12, 1995.

                CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2 - 94202) of Culbro Corporation of our report dated April 21, 1995 appearing on page F-2 of this Form 10-K/A.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Tampa, Florida
May 9, 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of The Eli Witt Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of The Eli Witt Company and its subsidiaries at December 3, 1994 and November 27, 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 3, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The Eli Witt Company is a subsidiary of Culbro Corporation and, as disclosed in the consolidated financial statements, has had extensive transactions and relationships with Culbro Corporation. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

As discussed in Note 5 to the financial statements, the Company changed its method of accounting for income taxes in fiscal year 1994 to conform with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".



Price Waterhouse LLP
Tampa, Florida
April 21, 1995


THE ELI WITT COMPANY

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS
- ----------------------------------------------------------------------------------------------

                                                           1994           1993         1992
NET SALES AND OTHER REVENUE                            $ 1,521,796  $ 1,197,346    $  984,679

COSTS AND EXPENSES
  Costs of goods sold                                    1,422,446    1,112,264       914,573
  Selling, general and administrative expenses             106,003       75,048        55,786
  Restructuring charges                                      3,696          -           3,500
                                                       -----------  -----------    ----------


OPERATING PROFIT                                           (10,349)      10,034        10,820


  Interest expense, net                                      7,298        6,998         3,637
                                                       -----------  -----------    ----------
  Income (loss) before income taxes                        (17,647)       3,036         7,183

  Income tax (benefit) provision                            (3,236)         702         1,435
                                                       -----------  -----------    ----------

Net Income (loss)                                      $   (14,411) $     2,334    $    5,748
                                                       -----------  -----------    ----------
                                                       -----------  -----------    ----------

NET INCOME (LOSS) PER COMMON SHARE                     $     (7.40) $       .25    $     3.38
                                                       -----------  -----------    ----------
                                                       -----------  -----------    ----------


AVERAGE COMMON SHARES OUTSTANDING                        2,359,245    1,930,769     1,700,000
                                                       -----------  -----------    ----------
                                                       -----------  -----------    ----------

                                              See Notes to Consolidated Financial Statements.

The Eli Witt Company

CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                  DECEMBER 3,    November 27,
ASSETS                                                 1994           1993

Cash                                             $      9,216   $     7,840
Trade receivables, less allowance of $2,336
(1993 - $1,020)                                        64,576        50,832
Inventories                                            54,576        57,929
Other current assets                                    1,860         1,885
                                                -------------   -----------
    Total current assets                              130,228       118,486

Property and equipment, net                            43,353        36,128
Other assets                                           15,535        10,311
                                                -------------   -----------
    Total assets                                $     189,116   $   164,925
                                                -------------   -----------
                                                -------------   -----------


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses            $     69,058   $    49,666
Current portion of long-term debt                       8,151         4,772
                                                -------------   -----------
    Total current liabilities                          77,209        54,438

Long-term debt                                         97,248        80,491
Deferred income taxes                                     -           2,163
Other noncurrent liabilities                           10,141         9,904

Commitments and contingencies (Note 8)

Mandatorily redeemable Series B preferred stock        17,650        16,150

Series C preferred stock                                1,464           -
Series A preferred stock                               10,080        10,005
Common stock                                               23            17
Class C common stock                                        3             3
Capital in excess of par value                            994           -
Retained earnings (dividends in excess of)           (25,696)        (8,246)
                                                -------------   -----------

   Total liabilities and shareholders' equity  $      189,116   $   164,925
                                                -------------   -----------
                                                -------------   -----------


               See Notes to Consolidated Financial Statements.

The Eli Witt Company

CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                 1994           1993           1992
OPERATING ACTIVITIES:
     Net income (loss)                                       $  (14,411)     $   2,334      $   5,748
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
          Depreciation and amortization                           7,332          4,553          3,431
          Restructuring charge                                    3,696             -           3,500
          Deferred income taxes                                  (3,236)           428          1,189
          Negative goodwill amortization                             -            (623)        (1,068)
          Changes in assets and liabilities which increase
           (decrease) cash, net of effects from acquisitions:
               Trade receivables                                  6,950         (10,758)       (8,324)
               Intercompany receivable                               -           19,473         4,031
               Inventories                                       19,876          61,838       (70,922)
               Other current assets                               2,467           1,300          (717)
               Accounts payable and accrued expenses             (5,025)         (8,358)        3,969
               Other, net                                           231            (769)         (414)
                                                            -----------      ----------     ---------
Net cash provided by (used in) operating activities              17,880          69,418       (59,577)
                                                            -----------      ----------     ---------

INVESTING ACTIVITIES:
     Payments in connection with acquisitions, net of
      cash acquired                                              (2,289)        (2,762)             -
     Additions to property and equipment                         (2,629)        (3,413)        (3,725)
     Dispositions of property and equipment                       1,099          1,268            152
     Other, net                                                     (36)          (366)          (107)
                                                            -----------      ----------     ---------
Net cash used in investing activities                            (3,855)        (5,273)        (3,680)
                                                            -----------      ----------     ---------

FINANCING ACTIVITIES:
     Borrowings under bank financing, net                         9,775         69,376              -
     Proceeds from mortgages                                      8,000         10,000              -
     Proceeds from issuance of convertible subordinated note      3,000              -              -
     Repayment of bank indebtedness assumed
      in acquisition                                            (23,904)       (24,339)             -
     Repayment on mortgage                                       (8,000)             -              -
     Cash dividend to parent                                          -        (41,529)             -
     Principal payments                                          (1,520)        (3,100)        (1,148)
     (Decrease) increase in intercompany debt, net                    -        (67,817)        61,640
                                                            -----------      ----------     ---------
Net cash (used in) provided by financing activities             (12,649)       (57,409)        60,492
                                                            -----------      ----------     ---------

Net change in cash                                                1,376          6,736         (2,765)

Cash at beginning of period                                       7,840          1,104          3,869
                                                            -----------      ----------     ---------

Cash at end of period                                       $     9,216    $     7,840    $     1,104
                                                            -----------      ----------     ---------
                                                            -----------      ----------     ---------



          See Notes to Consolidated Financial Statements.

The Eli Witt Company

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                                                                         RETAINED
                                          SERIES C       SERIES A                                        CAPITAL         EARNINGS
                                         PREFERRED      PREFERRED         COMMON        CLASS C          IN EXCESS    (DIVIDENDS IN
                                          STOCK          STOCK             STOCK       COMMON STOCK      PAR VALUE       EXCESS OF)
                                        ----------     ------------      -----------   ------------      -----------  --------------
Balance November 30, 1991, as
 previously reported                    $       -       $       -        $        17     $      -         $    4,438     $   37,927
Cumulative effect on prior years
 of the change in accounting
 for income taxes                               -               -                 -             -                -           (3,306)
                                        ----------     ------------      -----------   ------------      -----------  --------------
Balance November 30, 1991, as adjusted          -               -                 17            -              4,438         34,621
Net income                                      -               -                 -             -               -             5,748
                                        ----------     ------------      -----------   ------------      -----------  --------------
Balance November 28, 1992                       -               -                 17            -              4,438         40,369
Net income                                      -               -                 -             -               -             2,334
Dividend to parent company                      -               -                 -             -             (7,435)       (49,094)
Issuance of Class C common stock                -               -                 -             3              2,997            -
Issuance of Series A preferred stock            -             9,300               -             -               -               -
Accretion of Series A preferred stock           -               705               -             -               -              (705)
Dividends accrued on
 Series B preferred stock                       -               -                 -             -               -            (1,150)
                                        ----------      ------------     -----------   ------------      -----------  --------------
Balance November 27, 1993                       -             10,005              17            3               -            (8,246)

Net loss                                        -               -                 -             -               -           (14,411)
Issuance of Series C
 preferred stock                             1,321            (1,321)             -             -               -               -
Accretion of Series A
 preferred stock                                -              1,396              -             -               -            (1,396)
Dividends accrued on
 Series B preferred stock                       -               -                 -             -               -            (1,500)
Accretion of Series C
 preferred stock                               143              -                 -             -               -              (143)
Issuance of common stock                         -              -                 6             -               994             -
                                        ----------      ------------     -----------   ------------      -----------  --------------
Balance December 3, 1994                 $    1,464      $   10,080     $        23     $         3     $       994       $ (25,696)
                                        ----------      ------------     -----------   ------------      -----------  --------------
                                        ----------      ------------     -----------   ------------      -----------  --------------


     See Notes to Consolidated Financial Statements.

The Eli Witt Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements reflect the accounts of The Eli Witt Company (the "Company") and its wholly-owned subsidiaries. Prior to February 19, 1993, the Company and Flaks, Inc. ("Flaks") were wholly-owned subsidiaries of Culbro Corporation ("Culbro"), but were operated as a single company. On February 19, 1993, in conjunction with the acquisition of Certified Grocers of Florida, Inc. described in Note 2, Flaks became a direct subsidiary of the Company in a transaction among related parties which has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements reflect the consolidated financial position, consolidated results of operations and consolidated cash flows of the Company and Flaks after elimination of intercompany accounts and transactions.

    BUSINESS SEGMENT

    The Company is a wholesale distributor of cigarettes, tobacco products, candy, food, health and beauty aids and general merchandise. Cigarette sales represent a significant percentage of the Company's total net sales and other revenue.

    FISCAL YEAR

    The Company's fiscal year ends on the Saturday nearest November 30. Fiscal 1994, 1993, and 1992 ended December 3, 1994, November 27, 1993, and November 28, 1992, respectively. The fiscal year ended December 3, 1994, included 53 weeks, the 1993 and 1992 fiscal years included 52 weeks.

    INVENTORIES

    The Company's inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. The inventories of Flaks of $3,948
    (1994) and $5,255 (1993) are stated on the first-in, first-out ("FIFO") method. Inventories consist mainly of cigarettes, tobacco, candy, food, health and beauty aids and general merchandise.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the difference between book value and any proceeds realized on sale is charged or credited to income. Expenditures for maintenance and repairs are charged to income as incurred; renewals and improvements are capitalized.

    INTANGIBLES

    Included in other assets are the excess of the costs of businesses acquired over the fair value of their net tangible assets which are being amortized on a straight-line basis over 25 years and $3 million related to Supply Agreements which are being amortized over ten years. Accumulated amortization of intangible assets resulting from business acquisitions was $294 and $118, at December 3, 1994 and November 27, 1993, respectively.

    POSTRETIREMENT BENEFITS

    Effective at the beginning of the 1993 fiscal year, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the Company to recognize postretirement benefits on the accrual basis. The Company elected to amortize its accumulated liability for postretirement benefits over twenty years. See Note 6.

    REVENUE RECOGNITION

    Sales are recognized when product is delivered and accepted by the customer. Sales incentives are granted to customers based upon the volume of purchases. These sales incentives are recorded at the time of sale as a reduction of gross sales.

    PROMOTIONAL AND INCENTIVE PROGRAMS

    In general, promotional and incentive program amounts based on purchases are recognized as received. Beginning in 1994, the Company records amounts relating to incentive programs for cigarette purchases on an accrual basis. This resulted in a reduction of accounts payable being recorded at December 3, 1994 of $3.4 million. Had the Company recorded such amounts on an accrual basis in prior years, the resulting reduction in accounts payable would have been approximately $2.3 million for the year ended November 27, 1993 and a reduction in cost of goods sold of approximately $1.1 million for fiscal year 1993 and an increase in cost of goods sold of approximately $.6 million for fiscal year 1992.

    INCOME TAXES

    Effective at the beginning of the 1994 fiscal year, the Company retroactively adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 uses the asset and liability approach to accounting for income taxes and requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting and the tax basis of assets and liabilities. Income taxes were previously recorded under the comprehensive basis of accounting prescribed by Accounting Principles Board Opinion

    No. 11. Net income previously reported in the 1993 fiscal period was not affected by the adoption of SFAS No. 109.

    Prior to April 25, 1994, the Company joined with Culbro in filing consolidated federal income tax returns. In connection with the acquisition of the southern divisions of NCC L.P. on April 25, 1994, described in Note 2, the Company was disaffiliated as of that date from Culbro for purposes of filing federal income tax returns. In subsequent periods, the Company will file a separate consolidated federal income tax return.

    EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share of common stock are based on the weighted average number of shares of common stock outstanding during the year. Net income
    (loss), applicable to earnings (loss) per common share, consists of reported net income less dividend requirements and accretion on preferred stock.


2.  ACQUISITIONS

    ACQUISITION OF SOUTHERN DIVISIONS OF NCC L.P.

    On April 25, 1994, the Company purchased the net assets of the southern divisions of NCC L.P. ("NCC"), a limited partnership engaged in the wholesale distribution business for 595,000 shares of common stock of the Company. Concurrent with this acquisition, a partner of NCC purchased from Culbro, for proceeds of $12 million, a 10% exchangeable note of Culbro with a face value of $15 million and 400,000 shares of the Company's common stock held by Culbro. The Culbro note is exchangeable into the Series B Preferred Stock of the Company. The NCC partner also purchased for $3 million, a newly issued $5 million convertible subordinated note of the Company discounted to yield 12.5%. The note is convertible into Series D preferred stock of the Company. In addition, the Company amended the terms of the Series A preferred stock, provided for the issuance of the Series C preferred stock and split the Series A preferred stock into Series A and Series C preferred stock. See Note 7.

    The acquisition was accounted for as a purchase. The accompanying financial statements reflect a valuation of the fair value of the assets and liabilities acquired. Goodwill of approximately $1.8 million, reflecting the excess of the fair value of the common stock and other costs and expenses related to the acquisition, over the fair value of the net assets acquired, is being amortized over twenty-five years.

    Prior to this acquisition, Culbro owned 85% of the outstanding common stock of the Company and former shareholders of Certified Grocers of Florida, Inc. ("Certified Grocers") held 15% of the outstanding common stock of the Company, which they received in connection with the acquisition of Certified Grocers in 1993. In connection with the NCC acquisition, NCC and one of its partners received a total of 995,000 shares representing approximately 38% of the outstanding common stock of the Company. Culbro retained a 50.1% ownership in the common stock of the Company and the former shareholders of Certified Grocers now hold approximately 12% of the outstanding common stock of the Company.

    Unaudited pro forma condensed consolidated financial information, assuming the acquisition of NCC had taken place at the beginning of 1994 and 1993 fiscal years and the acquisition of Certified Grocers (as described below) had taken place at the beginning of 1993, are as follows:

                                                     1994           1993
    Net sales and other revenue                  $1,739,000   $  1,929,000
    Net loss                                        (21,000)       (10,000)
    Net loss per common share                         (9.39)         (4.90)


    The unaudited pro forma condensed financial information is presented for comparative purposes and does not necessarily reflect the results of operations which would have occurred had the acquisitions been completed at the beginning of the years presented.

    ACQUISITION OF CERTIFIED GROCERS OF FLORIDA, INC.

    On February 19, 1993, pursuant to an Agreement and Plan of Merger (the "Agreement") dated November 3, 1992 the Company acquired Certified Grocers of Florida, Inc., a full-service grocery wholesale distribution company for approximately $12.9 million consisting of $9.3 million of Series A preferred stock and the direct costs of the acquisition. Pursuant to the Agreement, each share of Certified Grocers' common stock (except dissenters' shares) was converted to one share of newly issued Eli Witt Series A preferred stock and the shareholders of Certified Grocers who entered into three-year Supply Agreements received newly issued Eli Witt Class C common stock (300,000 shares of $0.01 par value Class C Common). The holders of the Certified Grocers' preferred stock and dissenting common shareholders had their shares redeemed at their respective liquidation values, which was approximately $600 in the aggregate. Culbro retained an 85% common equity interest in the Company after issuance of the Class C common stock. In addition, as part of the financing required to consummate the transaction, Culbro was issued $15 million of newly issued Eli Witt 10% Series B preferred stock which is mandatorily redeemable in five and one half years from the date of issuance.

    The acquisition was accounted for as a purchase and accordingly, the assets and liabilities of Certified Grocers were recorded at their estimated fair values and the accompanying financial statements include all activities subsequent to the acquisition date. Goodwill of approximately $1.9 million, reflecting the excess of the fair value of the Series A preferred stock and other costs and expenses related to the acquisition over the fair value of the net assets acquired, is being amortized over twenty-five years.

    In connection with the merger, the Company paid Culbro a Special Dividend, calculated based on the net book value (on a FIFO basis, as defined) less $25 million and other adjustments, and certain non-operating facilities of the Company with a net book value of $.4 million were transferred to Culbro. The Company's intercompany indebtedness to Culbro and Certified Grocers' indebtedness that was assumed by the Company were repaid from the $125 million of bank financing (see Note 4).

    Unaudited pro forma condensed consolidated financial information, assuming the acquisition of Certified Grocers had taken place at the beginning of the 1993 and 1992 fiscal years, are as follows:


                                                     1993           1992
    Net sales and other revenue                  $1,262,000   $  1,294,200
    Net income (loss)                                   532         (2,800)
    Net loss per common share                          (.95)         (2.60)

    The unaudited pro forma condensed financial information is presented for comparative purposes and does not necessarily reflect the results of operations which would have occurred had the acquisition been completed at the beginning of the years presented.

    ACQUISITION OF TRINITY DISTRIBUTORS

    In June 1993, the Company acquired certain assets and liabilities of Trinity Distributors, Inc. ("Trinity") for approximately $4 million. Trinity was a wholesale distributor of tobacco, candy, and other products servicing Texas and Louisiana. The effect of the acquisition was not significant, the transaction was financed through cash and notes payable and was accounted for as a purchase.


3.  Related Party Transactions

    INTERCOMPANY DEBT AND INTEREST

    Prior to the acquisition of Certified Grocers and separate financing of the Company, the Company was financed under long-term debt and revolving credit facilities maintained by Culbro on behalf of all of its subsidiaries. Culbro charged the Company a 10% rate on the average monthly balance of the intercompany debt. Intercompany interest expense charges were $1,787 in 1993 prior to the Company obtaining its separate financing and $3,371 in
    1992   Such intercompany interest expense charges may not be indicative of the level of interest charges the Company would have incurred if it were separately financed. The average intercompany debt balance for fiscal 1992 was $34 million. See Note 4 for $2 million mortgage payable to Culbro and
    Note 10 for $5 million subordinated note to Culbro.

    SALES OF TRADE RECEIVABLES

    In 1991 the Company and another subsidiary of Culbro entered into a three-year agreement with a major bank and General Witt Receivable Corporation, a Culbro subsidiary, as seller and collection agent, to sell without recourse, up to $35 million of undivided fractional interest in a designated pool of trade receivables. As receivables were collected, new receivables were sold to replace them. The receivables sales agreement was terminated on February 19, 1993, in connection with the separate financing of the Company. Culbro did not allocate any of the fees related to the sale of the Company's trade receivables and the Company did not record interest earned on the related intercompany receivables. Accordingly, there was no effect on the Company's net income from the sale of its accounts receivable.

    INVENTORY PURCHASES AND EXPENSE ALLOCATIONS FROM RELATED PARTIES

    In connection with the establishment of its separate financing arrangement, the Company and Culbro executed a Management Services Agreement under which Culbro continues to provide the Company with certain administrative services including legal, tax, internal audit, insurance and human resources. Prior to the execution of the Management Services Agreement, Culbro provided such services to the Company and the Company's results for the fiscal periods prior to the Management Services Agreement reflect the estimated costs of such services. In addition, the Company was charged its pro-rata share of insurance coverage maintained by Culbro for all of its subsidiaries including the Company. In July, 1993, the Company assumed responsibility for its own insurance coverage. The Company purchases certain tobacco products from a subsidiary of Culbro.

    A summary of these related party purchases and charges is as follows:


                                               1994          1993        1992
COSTS OF GOODS SOLD
Tobacco products purchased                   $   3,336    $  2,334  $   2,015
                                             ---------    --------  ---------
                                             ---------    --------  ---------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Culbro general and administrative service
cost allocation                              $     410    $    462  $     475
Insurance - workers' compensation and
  property/liability                                 -          72      3,069
Third-party administrative services                  -          82        481

                                             ---------    --------  ---------
                                             $     410    $    616  $   4,025
                                             ---------    --------  ---------
                                             ---------    --------  ---------

    Such intercompany charges may not be indicative of the level of charges the Company would have incurred if the goods or services were obtained from an unrelated third party.

4.  Long-Term Debt


                                                       AMOUNT OUTSTANDING
                                               ---------------------------------
                                                   Loan     DECEMBER 3, November 27,
                                                Commitment      1994       1993
Long-term debt includes:

Credit agreement:
Revolving credit agreement, expiring in 1998   $   83,000   $   57,000  $ 28,600
Term loan, payable quarterly in increasing
amounts through 1998                               23,625       23,625    27,750
Cigarette revolver                                      -            -    14,500
                                               ----------   ----------  --------
                                               $  106,625       80,625    70,850

Mortgages payable, secured by warehouses                        11,819    11,167
12.5% convertible subordinated note payable
to shareholder, due in 1998                                      3,231         -
Other indebtedness                                               2,309     1,300
Capital leases                                                   7,415     1,946
                                                            ----------  --------
                                                               105,399    85,263
Less amount due within one year                                  8,151     4,772
                                                            ----------  --------
Long-term                                                    $  97,248  $ 80,491
                                                            ----------  --------
                                                            ----------  --------

    On February 19, 1993, the Company entered into a Credit Agreement. The credit agreement was amended in April 1994 in connection with the acquisition of NCC. In accordance with the applicable amendment, interest rates are at LIBOR plus 2-3/4% or the prime rate plus 1-1/2% (8.48% at
    December 3, 1994).   Unamortized deferred financing costs of $2.9 million at
    December 3, 1994 related to the credit agreement are included in other assets and are being amortized over the life of the credit agreement. The credit agreement has a commitment fee of .5% for unused lines. Annual payment requirements excluding the revolving facilities of the credit agreement which expires in 1998 and capital leases for the years 1995 through 1999 are $5,861, $9,020, $9,073, $9,543, and $7,487.

    The Credit Agreement is secured by accounts receivable and inventories and places certain restrictions on the Company, including prohibition of common stock dividends, limitations on capital expenditures, lease commitments, ownership changes, and asset sales. The Company is also required to maintain minimum earnings to fixed charges coverage, working capital and net worth, as defined.

    On February 19, 1993, the Company obtained $10 million of mortgage financing at 10% per annum from Culbro, secured by a warehouse in Ocala, Florida, formerly owned by Certified Grocers. During the 1994 fiscal year, the Company secured a 10% $8 million first mortgage from a third party with a balloon payment in 1999, the proceeds of which were utilized to reduce the mortgage due Culbro to $2 million.

    In March 1993, the Company entered into interest rate swap agreements with major banks as a hedge against interest rate exposure on variable rate debt. The agreements range from two to three years and effectively converted $60 million of variable rate debt under the Credit Agreement to fixed rate debt at an average rate of 7.25%. The difference to be paid or received on the interest rate swap agreements is charged or credited to interest expense over the life of the swap agreements. The effect of the swap agreements was to increase interest expense in 1994 and 1993 by $200 and $558, respectively, for payments made to the banks in excess of payments received from the banks, when interest rates varied from the swap rates. Management believes risk of loss due to non-performance by any of the banks is minimal. The Company considers the fixed rate and variable rate financial instruments, excluding the intercompany mortgage, to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

    The Company's bank accounts are reimbursed on a daily basis. As a result, checks issued but not yet presented to the banks for payment are not considered reductions of cash or accounts payable. Accordingly, $12,422 and $7,466 were reclassified increasing cash and accounts payable and accrued expenses in the accompanying consolidated balance sheets at December 3, 1994 and November 27, 1993, respectively.


5.  INCOME TAXES

    The Company adopted SFAS 109, Accounting for Income Taxes retroactively in 1994. The financial statements for prior periods have been restated. Retained earnings at the beginning of 1992 was reduced by $3,306. Net income in the 1993 fiscal period was not affected by the change in accounting for income taxes. However, goodwill was decreased by $2,071 as the result of recording a net deferred tax asset. Net income in the 1992 fiscal period was increased by $827 by the change in accounting.

    The provision (benefit) for income taxes charged (credited) to continuing operations was as follows:


                                                 1994     1993    1992
    Current:
     Federal                                $       0  $   204  $   176
     State                                          0       70       70
    Deferred, principally federal              (3,236)     428    1,189
                                            ---------  -------  -------
    Total Provision (Benefit)               $  (3,236) $   702  $ 1,435
                                            ---------  -------  -------
                                            ---------  -------  -------



    Deferred tax liabilities (assets) are comprised of the following at December 3, 1994 and November 27, 1993:


                                              1994       1993
    LIFO inventory                           $ 6,955  $  9,944
    Depreciation                               5,251     5,352
    Other                                        928       638
                                            --------  --------
    Gross deferred tax liabilities            13,134    15,934
                                            --------  --------
    Tax net operating loss carryforward       (9,646)   (5,619)
    Pension liability                         (3,355)   (3,334)
    Restructuring reserves                    (3,211)   (1,471)
    Insurance and compensation reserves       (2,288)   (1,595)
    Other                                     (2,470)   (2,149)
                                            --------  --------
    Gross deferred tax assets                (20,970)  (14,168)

    Valuation allowance                        3,755       397
                                            --------  --------

    Net deferred tax (asset) liabililty     $ (4,081) $  2,163
                                            --------  --------
                                            --------  --------


    The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:


                                                 1994        1993       1992
    Federal tax expense at statutory rate      $ (5,993)   $ 1,032  $   2,442
    Increase in valuation allowance               3,358        -          -
    State and local income taxes, net              (698)        66        112
    Corporate management charge                       -        -       (1,481)
    Consolidated net operating loss allocation        -        -          608
    Negative goodwill                                 -       (212)      (363)
    Other                                            97       (184)       117
                                               --------    -------   --------
                                               $ (3,236)   $   702   $  1,435
                                               --------    -------   --------
                                               --------    -------   --------


    The Company has net operating loss carryforwards of $25,400 including $9,400 related to Certified Grocers. The Internal Revenue code limits utilization of the Certified Grocers' net operating loss carryforwards to $624 per year. Net operating loss carryforwards expire substantially between 2006 and 2009.

    Net operating losses are recognized to the extent of deferred tax liabilities that will reverse in the carryforward period and certain tax planning strategies identified by management. A valuation allowance has been established for net operating losses that more than likely will not be realized, resulting in an increase in the valuation allowance for deferred tax assets of $3,358 during fiscal year 1994.


6.  EMPLOYEE RETIREMENT BENEFITS

    The Company maintained a noncontributory defined benefit pension plan under which benefits were curtailed in 1992. The Plan provided benefits based on employees' years of service and compensation. Contributions to the Plan are made in accordance with the provisions of the Employee Retirement Income Security Act of 1974.

    In November 1992, in anticipation of the acquisition of Certified Grocers, the Company curtailed benefits under the defined benefit pension plan. In accordance with the requirements SFAS No. 88, "Employers' Accounting for Settlement and Curtailment of Defined Benefit Pension Plans and for Termination Benefits," the Company recorded a curtailment loss of $1,415.

    Pension expense, excluding the curtailment loss, included in the consolidated statement of operations was as follows:



                                                        1994       1993      1992
    Administrative and service costs                $     161   $    162   $     483
    Interest on projected benefit obligations           1,123      1,114       1,216
    Actual return on plan assets                         (312)      (955)     (1,494)
    Net amortization and deferral of (gains) losses      (411)       271       1,102
                                                    ---------   --------   ---------
    Net pension expense                             $     561   $    592   $   1,307
                                                    ---------   --------   ---------
                                                    ---------   --------   ---------


    At December 3, 1994 and November 27, 1993, the funded status of the Plan was as follows:


                                                       1994        1993
    Plan assets as fair value, primarily equities
     and insurance contracts                          $   7,621   $   8,082

    Present value of benefits earned by participants,
     including vested benefit of $13,567 and
     $14,941 at December 3, 1994 and November 27,
     1993, respectively                                  13,835      15,290
                                                      ---------   ---------
    Present value of benefit obligations in excess
     of plan assets                                       6,214       7,208

    Unrecognized net gain                                 1,218           -
                                                      ---------   ---------

    Net pension liability included in consolidated
     balance sheet                                     $  7,432   $   7,208
                                                      ---------   ---------
                                                      ---------   ---------


    Discount rates of 8.5% and 7.5% were used to compute the present value of pension benefits at December 3, 1994 and November 27, 1993, respectively. The expected rate of return on pension plan assets in 1994, 1993, and 1992 was estimated at 9% representing the average long-term rate expected from investment of the Plan's assets.

    The Company also maintains The Eli Witt Company Savings Plan which formerly provided employer matching contributions at the rate of 60% of employees' contributions. During fiscal 1994, the rate of employer matching was reduced to 30%, and matching contributions were discontinued in November 1994. Such contributions when made are limited to 5% of such employee's eligible compensation. The Company's matching contribution in 1994 was $499 (1993 - $384; 1992 - $208).

    The Company also provides other postretirement benefits, principally health and life insurance benefits, to certain of its retired employees. Effective at the beginning of the 1993 fiscal year, the Company adopted SFAS No. 106, "Employees' Accounting for Postretirement Benefits Other Than Pensions." This statement required the Company to recognize postretirement benefits other than pensions on the accrual basis and record a liability for the present value of its unfunded accumulated postretirement benefit obligation. Previously, the Company expensed the cost of postretirement benefits when paid. The Company has elected to recognize the cumulative effect of the change in accounting for other postretirement benefits by amortizing the accumulated obligation over 20 years. The components of periodic expense for other postretirement benefits were as follows:


                                                       1994        1993
     Service cost - benefits earned during year    $        53  $       58
     Interest cost on accumulated postretirement
       benefit obligation                                  389         349
     Amortization of unrecognized loss                      14         -
     Amortization of accumulated postretirement
       benefit obligation                          $       246  $      246
                                                   -----------  ----------
     Total expense                                 $       702  $      653
                                                   -----------  ----------
                                                   -----------  ----------


    At December 3, 1994 and November 27, 1993, the actuarial liability for these postretirement benefits, was as follows:


                                                       1994        1993
     Retirees                                     $      4,136  $   4,016
     Active plan participants                              822        780
                                                  ------------  ---------
                                                         4,958      4,796
     Less:  Unrecognized transition obligation          (4,426)    (4,656)
           Unrecognized experience gain                   (104)         -
                                                  ------------  ---------
     Net liability included in consolidated
        balance sheet                             $        428  $     140
                                                  ------------  ---------
                                                  ------------  ---------

    The accumulated postretirement benefit obligation was determined using a discount rate of 8.5% and 7.5% at December 3, 1994 and November 27, 1993, respectively. Because the Company's obligation for retiree's medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost.

    In connection with the Certified Grocers' acquisition, the Company assumed postretirement benefits for current and former management personnel. The remaining obligation of $741 has been included in the accompanying consolidated balance sheet.


7.  CAPITAL ACCOUNTS

    In April 1994, changes to the Company's Certificate of Incorporation were authorized to provide for the issuance of Series C preferred stock, splitting of the Series A preferred stock into Series A and Series C preferred stock, and changes in the terms of the Series A preferred.

    The consolidated capital accounts as of December 3, 1994 are comprised of the following:

    SERIES A PREFERRED STOCK

    In April 1994, each share of Series A preferred stock was split into one share of Series A preferred and one share of Series C preferred. The face value of the Series A preferred was reduced by the face value of the Series C preferred stock from $15,774 to $13,774. The revised terms of the Series A preferred provide dividends which are cumulative and commence accruing February 19, 1996 and will be payable quarterly. The dividend rate will be 8% through February 28, 1997, and thereafter the dividend rate will be adjusted quarterly with a ceiling of 12% and a floor of 7%. Dividend payments will be subject to certain restrictions of the credit agreement and the priority of Series B and Series C preferred stock. The Series A preferred stock is redeemable at the Company's option at the stated value, plus all accrued dividends. An aggregate of $8 million of Series A and Series C preferred stock is subject to mandatory redemption if there is a change in control, as defined, or sale of 50% or more of the common stock of the Company, as defined. Holders of the Series A preferred stock do not have voting rights, however, they can appoint two non-voting representatives to the Company's Board of Directors. Also, the holders of Series A preferred stock may appoint a majority number of representatives to the Company's Board of Directors if certain events occur. The face value of the Series A preferred stock was discounted to its fair value at the date of issuance. The difference between the fair value of the Series A preferred stock and its stated value is being accreted using the interest method.
    This stock has a $.005 par value per share, there are 788,199 shares authorized and outstanding.

    SERIES B PREFERRED STOCK

    Dividends are cumulative and accrue at 10%. Under certain circumstances, the credit agreement described in Note 4 restricts the payment of dividends. The Series B preferred stock has liquidation preferences prior to all other classes or series of preferred and common stock, except the Series C preferred stock. The holder of the Series B preferred stock does not have voting rights.
    This Series B stock including accrued dividends is mandatorily redeemable in 1998 subject to loan covenant restrictions. As of December 3, 1994, no dividends on the Series B preferred stock had been declared or paid. Dividends aggregating $2,650 have been accrued and included in the preferred stock balance. The $17,650 recorded value approximates the redemption value of the Series B preferred stock. This stock has a $.01 par value per share, there are 15,000 shares authorized and outstanding.


    Series C preferred stock

    Dividends are cumulative and commence accruing February 19, 1996 and will be payable quarterly. The dividend rate will be 8% through February 28, 1997 and thereafter the dividend rate will be adjusted quarterly with a ceiling of 12% and a floor of 7%. Dividend payments and liquidation preferences of the Series C preferred stock have priority to all other classes or series of preferred and common stock. The Series C preferred stock is redeemable at the Company's option at the stated value plus all accrued dividends. An aggregate of $8 million of Series C and Series A is subject to mandatory redemption if there is a change in control, as defined, or sale of 50% or more of the common stock of the Company, as defined. Holders of Series C preferred stock do not have voting rights. The face value of the Series C preferred stock of $2,000 was discounted to its pro-rata fair value prior to being split from the Series A preferred. The difference between the fair value of the Series C preferred stock and its stated value is being accreted using the interest method. This stock has a $.005 par value per share, and there are 788,199 shares authorized and outstanding.

    COMMON STOCK

    There are 5,000,000 shares of common stock authorized and 2,295,000 shares and 1,700,000 shares issued and outstanding at December 3, 1994 and November 27, 1993, respectively.

    CLASS C COMMON STOCK

    In connection with the acquisition of Certified Grocers, the Company issued 300,000 shares of $.01 par value Class C common stock in exchange for three-year Supply Agreements. Holders of the Class C common stock may elect two voting members of the Board of Directors of the Company. The Class C common stock is convertible into ordinary common stock at any time at the election of the holders, has anti-dilution protection, stock sale participation rights, and piggy-back registration rights. There are 300,000 shares authorized, issued, and outstanding.

8.  COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    The Company has noncancelable leases relating principally to transportation equipment, data processing, and warehouse and office facilities.

  CAPITAL LEASES

    Future minimum lease payments under capital leases and the present value of such payments as of December 3, 1994 were:

           1995                                          $ 2,965
           1996                                            2,052
           1997                                            1,803
           1998                                            1,003
           1999                                              638
         Later years                                         342
                                                         -------
         Total minimum lease payments                      8,803
           Less:  Amounts representing interest            1,388
                                                         -------
         Present value of minimum lease payments (a)     $ 7,415
                                                         -------
                                                         -------

      (a) INCLUDES CURRENT PORTION OF $2,290 AT DECEMBER 3, 1994.


    At December 3, 1994, machinery and equipment included capital leases amounting to $6,672 (1993 - $1,946), which is net of accumulated depreciation of $6,533 (1993 - $5,964). Depreciation expense relating to capital leases was $1,099 in 1994 (1993 - $824; 1992 - $1,120).

    OPERATING LEASES

    Future minimum rental payments under noncancellable leases as of December 3, 1994 were:

         1995                                $   6,836
         1996                                    5,561
         1997                                    4,162
         1998                                    3,780
         1999                                    2,725
         Later years                            11,052
                                             ---------
         Total minimum lease payments        $  34,116
                                             ---------
                                             ---------

    Total rental expense for all operating leases in 1994 was $7,687 (1993 - $3,375; 1992 - $1,998).

    LITIGATION

    In May 1992, the State of Tennessee Department of Revenue (the "Department") notified the Company of alleged violations of the Tennessee Unfair Cigarette Sales Law (the "Law"). The Department seeks a revocation of the Company's Tennessee wholesale tobacco license. Management of the Company believes the Department is misinterpreting the Law. The Company must complete the administrative proceedings before it can challenge the law in court.
    Another wholesale distributor which continues to do business in Tennessee has been defending a similar charge by the Department since 1989 upon grounds that the Law is either unconstitutional or violates federal anti-trust laws. The Company will argue those same grounds if it is unsuccessful in its challenge to the Department's interpretation of the Law. The Company believes the defenses described above are meritorious. The Company is also subject to other legal proceedings and claims which arise in the ordinary course of business.

    While the results of the aforementioned litigation cannot be predicted with any reasonable degree of certainty, in the opinion of management, the ultimate resolution with respect to these actions will not have a material adverse effect upon the consolidated financial position of the Company.


9.  SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT INFORMATION

    NET SALES AND OTHER REVENUE

    Excise taxes paid on cigarette sales in 1994 were $180,000 (1993 - $130,000; 1992 - $99,849) and are included in net sales and other revenue and cost of goods sold. Negative goodwill amortization in 1993 which relates to the acquisition of the Company by Culbro was $623 (1992 - $1,068) and is included in net sales and other revenue.

    RESTRUCTURING CHARGES

    Restructuring charges in 1994 principally relate to the closing of Eli Witt facilities and corporate reorganization necessitated by the acquisition of NCC as described in Note 2.

    In anticipation of the 1993 acquisition of Certified Grocers, the Board of Directors' of Eli Witt authorized curtailment of its pension plan and the closing of certain facilities. In accordance with this action, the Company recorded a restructuring charge of $3,500 in 1992's Statement of Operations consisting of $1,415 related to the pension plan curtailment and $2,085 related to the closing of the facilities.

    INVENTORIES

    The cost of the Company's inventories at LIFO was $50,628 and $52,674 at December 3, 1994 and November 27, 1993, respectively. On a FIFO basis, the cost of the inventories would have been $64,803 and $65,975, respectively. Cost of sales on a

    FIFO basis would have been lower by $875 and $1,725 in 1994 and 1992, respectively, and higher by $2,090 in 1993. The Company believes that the LIFO method generally results in a better matching of costs and revenues. This supplemental information is presented for comparative purposes.

    PROPERTY AND EQUIPMENT

    Property and equipment, net, consist of:

                                       DEPRECIABLE     DEC. 3       Nov. 27
                                          LIVES         1994          1993

    Land                                           $    2,606   $      2,039
    Buildings                              30          23,952         22,268
    Machinery and equipment                4-10        32,789         25,507
                                                   ----------   ------------
                                                       59,347         49,814
    Accumulated depreciation                          (15,994)       (13,686)
                                                   ----------   ------------
                                                   $   43,353   $     36,128
                                                   ----------   ------------
                                                   ----------   ------------


    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses include trade payables of $52,697 (1993 - $35,495) and various accrued expenses totaling $16,361 (1993 - $14,171).

    OTHER NONCURRENT LIABILITIES

    Other noncurrent liabilities include pension liability of $7,432 (1993 - $7,208).

  SUPPLEMENTAL CASH FLOW INFORMATION

                                             1994       1993        1992

    Cash paid during the year for:
     Interest - third party:
       Bank debt                           $ 5,670   $   4,086   $      -
       Other indebtedness                    1,539         940        184
                                           -------   ---------   --------
                                           $ 7,209   $   5,026   $    184
                                           -------   ---------   --------
                                           -------   ---------   --------



    Intercompany interest and income tax charges were not settled in 1992 and therefore were included in the intercompany debt balance.

    In addition, the Company had the following non-cash investing and financing activities:


                                                     1994       1993       1992

    Capital lease assets and obligations           $ 5,838    $   388   $  1,110
                                                   -------    -------   --------
    Dividend of Series B preferred stock to parent $     -    $15,000   $      -
                                                   -------    -------   --------
    Dividend accrued on Series B preferred stock   $ 1,500    $ 1,150   $      -
                                                   -------    -------   --------
    Class C common stock issued in exchange
     for supply contracts                          $     -    $ 3,000   $      -
                                                   -------    -------   --------
    Fair value of assets acquired, including
     goodwill                                      $ 50,770   $64,295   $      -
    Liabilities assumed                             (47,437)  (48,990)         -
    Series A preferred stock issued                       -    (9,300)         -
    Long term debt issued                                 -    (2,467)         -
    Common stock issued                              (1,000)        -          -
                                                   --------   -------   --------
    Payments in connection with acquisitions          2,333     3,538          -
    Cash acquired                                       (44)     (776)         -
                                                   -------    -------   --------
    Payments in connection with acquisitions,
     net of cash acquired                          $  2,289   $ 2,762   $      -
                                                   --------   -------   --------
                                                   --------   -------   --------


10. EVENTS SUBSEQUENT TO THE DATE OF THE FINANCIAL STATEMENTS

    On April 10, 1995, the Company sold the assets of its Denver and Albuquerque Divisions to Coremark International, Inc. for $8,509, and capital lease obligations of $269 and operating lease commitments with annual rental payments of $458 were assumed by the buyer. The Company anticipates a gain on the sale after all transaction costs of approximately $1 million.

    On April 21, 1995 Culbro purchased from the Company a 10% subordinated note in the amount of $5 million. The note matures in 1998. Proceeds of the note were used for general working capital purposes.

    On April 14, 1995 the Company entered into an amendment to the Credit Agreement which effectively waived compliance requirements with certain financial covenants as of December 3, 1994, and amended certain financial covenants of the Credit Agreement through February 15, 1998. The total loan commitment and terms thereof were not amended.

                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this amendment to its 1994 annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CULBRO CORPORATION

                        By  /s/ JAY M. GREEN
                            -----------------------------------------------
                        Jay M. Green
                        Executive Vice President-Finance and Administration

Dated: May 11, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its 1994 annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated on February 23, 1995.


     Signatures                    Title

          *                        Director
- -------------------------
(Bruce A. Barnet)

          *                        Director
- -------------------------
(John L. Bernbach)

          *                    Chairman of the Board, Director and
- -------------------------      Principal Executive Officer
(Edgar M. Cullman)

          *                    President, Director and
- -------------------------      Principal Operating Officer
(Edgar M. Cullman, Jr.)

          *                        Director
- -------------------------
(Frederick M. Danziger)

          *                        Director
- -------------------------
(John L. Ernet)

          *                    Executive Vice President and
- -------------------------      Principal Financial Officer
(Jay M. Green)

          *                        Director
- -------------------------
(Thomas C. Israel)

          *                        Director
- -------------------------
(Dan W. Lufkin)

          *                        Director
- -------------------------
(Graham V. Sherren)

          *                        Director
- -------------------------
(Peter J. Solomon)

          *                        Director
- -------------------------
(Francis T. Vincent, Jr.)

          *                    Vice President and
- -------------------------      Controller
(Joseph C. Airo)


* By  Power of Attorney dated April 13, 1995.