Form 10-Q
period 1995-06-03
CULBRO CORP
filed 1995-07-18
CIK 26093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the 13 weeks ended June 3, 1995               Commission File No. 1-1210


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes     X           No
                                           ------------       ------------

Number of shares of Common Stock outstanding at June 30, 1995 - 4,346,713

                               CULBRO CORPORATION


                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE


     Consolidated Statement of Operations and
     Retained Earnings - thirteen weeks ended
     June 3, 1995 and May 28, 1994 . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statement of Operations and
     Retained Earnings - twenty-six weeks ended
     June 3, 1995 and May 28, 1994 . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Balance Sheet
     June 3, 1995 and December 3, 1994 . . . . . . . . . . . . . . . . . . . . 5

     Consolidated Statement of Cash Flows -
     twenty-six weeks ended June 3, 1995
     and May 28, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 7-8

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . . . .9-10

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 11-12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                               CULBRO CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                       13 Weeks Ended
                                                ---------------------------

                                                     June 3,        May 28,
                                                      1995           1994
                                                ---------------------------
Net sales and other revenue                     $     63,058   $     54,499
Costs and expenses:
  Cost of goods sold                                  39,421         35,728
  Selling, general and administrative expenses        14,631         13,654
                                                ---------------------------
Operating profit                                       9,006          5,117
  Gain on insurance settlement                         2,105              -
  Gain on sale of Eli Witt common stock                    -          2,691
  Income (loss) from equity investments, net              38         (1,307)
  Other nonoperating (expense) income, net              (429)           226
  Interest expense, net                                2,488          2,105
                                                ---------------------------
  Income before income tax provision                   8,232          4,622
  Income tax provision                                 3,270          2,386
                                                ---------------------------
Net income                                             4,962          2,236
Retained earnings - beginning of period              100,047         97,296
                                                ---------------------------
Retained earnings - end of period               $    105,009    $    99,532
                                                ---------------------------
                                                ---------------------------

Net income per common share                     $       1.15   $       0.52
                                                ---------------------------
                                                ---------------------------


Weighted average common shares outstanding         4,312,000      4,308,000
                                                ---------------------------
                                                ---------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CULBRO CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  (dollars in thousands except per share data)
                                   (unaudited)



                                                        26 Weeks Ended
                                                ---------------------------

                                                     June 3,        May 28,
                                                      1995           1994
                                                ---------------------------
Net sales and other revenue                     $    105,049    $    87,859
Costs and expenses:
  Cost of goods sold                                  65,313         56,078
  Selling, general and administrative expenses        28,200         26,107
                                                ---------------------------
Operating profit                                      11,536          5,674
  Gain on insurance settlement                         2,105              -
  Gain on sale of Eli Witt stock                           -          2,691
  Income (loss) from equity investments, net             150         (1,953)
  Other nonoperating income, net                         158            226
  Interest expense, net                                4,802          3,989
                                                ---------------------------
  Income before income tax provision                   9,147          2,649
  Income tax provision                                 3,635          1,462
                                                ---------------------------
Net income                                             5,512          1,187
Retained earnings - beginning of period               99,497         98,345
                                                ---------------------------
Retained earnings - end of period               $    105,009    $    99,532
                                                ---------------------------
                                                ---------------------------

Net income per common share                     $      1.28     $      0.28
                                                ---------------------------
                                                ---------------------------

Weighted average common shares outstanding        4,310,000       4,308,000
                                                ---------------------------
                                                ---------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CULBRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                  (dollars in thousands except per share data)

                                                    June 3,      December 3,
ASSETS                                               1995           1994
                                                   ---------     ----------
                                                 (UNAUDITED)
Current Assets
Cash and cash equivalents                         $    2,583     $    6,682
Receivables, less allowance of $1,518
  (1994 - $1,426)                                     30,301         25,084
Inventories                                           72,694         68,189
Other current assets                                   3,724          5,759
                                                   ---------     ----------

Total current assets                                 109,302        105,714

Property and equipment, net                           75,906         76,873
Real estate held for sale or lease, net               30,441         31,373
Investment in Series B preferred stock of
  The Eli Witt Company                                13,947         12,773
Investment in real estate joint ventures               7,678          7,864
Other, including investment in Centaur
  Communications Limited of $14,695 (1994-$14,545)    19,723         19,643
Intangible assets, net                                18,676         18,997
                                                   ---------     ----------

Total assets                                       $ 275,673     $  273,237
                                                   ---------     ----------
                                                   ---------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities           $  22,826     $   22,885
Long-term debt due within one year                     4,233          4,158
Income taxes                                           1,028            299
                                                   ---------     ----------

Total current liabilities                             28,087         27,342

Long-term debt                                        98,209         98,976
Accrued retirement benefits                           15,664         15,227
Deferred income taxes                                  6,081          4,765
Other noncurrent liabilities and deferred credits      9,530         14,890
                                                   ---------     ----------
Total liabilities                                    157,571        161,200
                                                   ---------     ----------

Shareholders' Equity
Common stock, par value $1
  Authorized - 10,000,000 shares
  Issued - 4,549,190                                   4,549          4,549
Capital in excess of par value                        13,004         13,296
Retained earnings                                    105,009         99,497
                                                   ---------     ----------
                                                     122,562        117,342
Less - Common stock in Treasury, at cost, 202,477
       shares (1994 - 240,902)                        (4,460)        (5,305)
                                                   ---------     ----------
Total shareholders' equity                           118,102        112,037
                                                   ---------     ----------

Total liabilities and shareholders' equity         $ 275,673     $  273,237
                                                   ---------     ----------
                                                   ---------     ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               CULBRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                        26 WEEKS ENDED
                                                  -------------------------
                                                   JUNE 3,         May 28,
                                                    1995            1994
                                                  ----------     ----------
OPERATING ACTIVITIES:
Net income                                        $    5,512     $    1,187
Adjustments to reconcile net income
  to net cash provided by (used in) operating
  activities:
    Depreciation and amortization                      3,901          3,632
    Gain on sale of Eli Witt common stock                  -         (2,691)
    Gain on insurance settlement                      (2,105)             -
    (Income) loss from equity investments               (150)         1,953
    Discount and interest on subordinated note         1,174            226
    Accrued dividends and accretion income on
      Series B preferred stock of Eli Witt            (1,174)          (226)
    Provision for bad debts                              231            178
    Changes in assets and liabilities:
      Decrease in real estate held for sale or lease,
        net                                              932            436
      (Increase) decrease in inventories              (4,505)           344
      Increase in accounts receivable                 (5,448)        (6,366)
      Decrease in accounts payable and accrued
        liabilities                                      (59)        (5,329)
      Increase (decrease) in income taxes payable        729           (121)
      Increase in deferred income taxes                1,316            553
    Other, net                                         1,233          1,635
                                                  ----------     ----------
    Net cash provided by (used in) used in
      operating activities                             1,587         (4,589)
                                                  ----------     ----------

INVESTING ACTIVITIES:
Investment in Eli Witt subordinated note              (5,000)             -
Additions to property and equipment                   (2,347)        (2,543)
Proceeds from insurance settlement                     2,225              -
Proceeds from sale of Eli Witt common stock                -            672
                                                  ----------     ----------
Net cash used in investing activities                 (5,122)        (1,871)
                                                  ----------     ----------

FINANCING ACTIVITIES:
Payments of debt                                      (6,114)        (8,321)
Increase in debt                                       5,000         16,343
Proceeds from exercise of stock options                  550             -
                                                  ----------     ----------
Net cash (used in) provided by financing
activities                                              (564)         8,022
                                                  ----------     ----------

Net (decrease) increase in cash and cash
  equivalents                                         (4,099)         1,562

Cash and cash equivalents at beginning of period       6,682            875
                                                  ----------     ----------

Cash and cash equivalents at end of period        $    2,583     $    2,437
                                                  ----------     ----------
                                                  ----------     ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               CULBRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)
                                   (unaudited)

A. The unaudited financial statements included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1994 Annual Report to Shareholders included in Form 10K, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.
       The results of operations for the second quarter and six-month period ended June 3, 1995 are not necessarily indicative of the results to be expected for the full year.

B. On April 28, 1995 the Corporation signed a letter of intent with Tabacalera, S.A. ("Tabacalera") to sell to Tabacalera a 51% common equity interest in General Cigar Co., Inc. ("General Cigar") for approximately $100 million in cash. Tabacalera is a Spanish publicly traded tobacco company with annual sales of approximately $6.5 billion. This transaction is subject to further negotiations, due diligence and definitive documentation.

C. On April 21, 1995, the Corporation invested $5 million in The Eli Witt Company ("Eli Witt") in the form of a subordinated note due August 1, 1998 in connection with Eli Witt's refinancing of its bank Credit Agreement. The note is subordinate to Eli Witt's senior debt, which includes its bank Credit Agreement. This investment is reflected as a charge against the negative basis in the Corporation's common equity investment in Eli Witt that existed at the time of the deconsolidation of Eli Witt last year. The Corporation's remaining negative basis in Eli Witt as of June 3, 1995 is approximately $1.5 million and is reflected as a deferred credit on the Corporation's balance sheet.
       The Corporation accounts for its ownership of 50.1% of Eli Witt's outstanding common stock under the equity method of accounting. Eli Witt has a common deficit. Accordingly, the Corporation will not recognize results of Eli Witt until Eli Witt's common deficit is recouped.

D. On April 21, 1995 the Corporation entered into a $5 million mortgage on its New York City office building. The mortgage, which bears interest at LIBOR plus 2%, matures on March 31, 1999 and requires periodic payments of interest only until maturity. Mortgage proceeds were used by the Corporation to purchase the Eli Witt subordinated note (see Note C).

E. In the second quarter and six-month period ended June 3, 1995, 38,200 stock options issued under the 1992 Stock Plan and the 1991 Employees Incentive Stock Option Plan were exercised at prices ranging from $14.00 to $15.375, generating proceeds of $550. The changes in Capital in Excess of Par Value and Common Stock in Treasury reflect the exercise of those stock options.

F. Supplemental Financial Statement Information

Gain on Insurance Settlement
   The second quarter and six-month period ended June 3, 1995 include a gain from settlement of the property insurance claim related to a fire last year at an administration and warehouse facility owned and operated by General Cigar. The gain reflects proceeds of $2,225 less the writeoff of the destroyed building. Other insurance claims related to the fire are still pending.

Other Nonoperating Income (Expense), Net
   Other nonoperating income (expense), net, in the 1995 second quarter and six-month period reflects expenses of approximately $1.1 million related to the Corporation's involvement and support for the recent refinancing of Eli Witt, partially offset by accrued dividends and accretion income on the Series B preferred stock of Eli Witt held by the Corporation. In the 1994 second quarter and six-month period, other nonoperating income reflected accrued dividends and accretion income on the Eli Witt preferred stock.
   The accrued dividends and accretion income on the Eli Witt preferred stock equal the accrued interest expense related to the Corporation's subordinated note. The Corporation has the unilateral right to exchange the Eli Witt preferred stock in satisfaction of the subordinated note and all accrued interest upon the note's maturity in August, 1998.

Inventories
   Inventories consist of:
                                                     June 3,     December 3,
                                                      1995          1994
                                                    --------       --------
          Raw materials and supplies                $ 33,903       $ 32,645
          Work-in-process                             19,798         18,490
          Finished goods                              18,993         17,054
                                                    --------       --------
                                                    $ 72,694       $ 68,189
                                                    --------       --------
                                                    --------       --------

Property and Equipment
   Property and equipment consist of:
                                                     June 3,     December 3,
                                                      1995          1994
                                                    --------       --------
          Land                                      $ 11,278       $ 11,303
          Buildings                                   62,877         62,366
          Machinery and equipment                     59,576         58,592
          Accumulated depreciation                   (57,825)       (55,388)
                                                    --------       --------
                                                    $ 75,906       $ 76,873
                                                    --------       --------
                                                    --------       --------
Cash Flow
   Cash paid during the period for:
                                                         26 Weeks Ended
                                                    -----------------------
                                                     June 3,         May 28,
                                                      1995            1994
                                                     -------         ------

         Interest, net of amounts capitalized        $ 3,722         $4,440
                                                     -------         ------
                                                     -------         ------

         Income taxes, net                           $ 1,084         $  794
                                                     -------         ------
                                                     -------         ------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   In the 1995 six-month period cash provided by operating activities, as compared to cash used in operating activities in the 1994 six-month period, reflected higher net income in 1995 and the decrease in accounts payable and accrued liabilities in 1994. These items were partially offset by an increase in inventories in the 1995 six-month period. The increased net income principally reflects higher operating profit in the Corporation's businesses (discussed below). The increase in cash flow related to accounts payable and accrued expenses in 1995 as compared to last year reflects the timing of payments last year. The increase in inventories principally reflects higher inventory levels at General Cigar Co., Inc. ("General Cigar") required to meet the increased volume in the cigar business.
   Net cash used in investing activities increased in 1995 due to the $5 million additional investment the Corporation made in The Eli Witt Company ("Eli Witt") partially offset by the proceeds from the settlement of the Corporation's property insurance claim (see Note F). The additional investment in Eli Witt was in the form of a subordinated note due August 1, 1998. The Corporation does not anticipate any further significant capital outlays for the remainder of the year, other than normal capital expenditures.
   Financing activities include the proceeds from a $5 million mortgage obtained in April, 1995 on its New York City office building. The mortgage bears interest, adjusted periodically, at LIBOR plus 2% and requires payments of interest only until maturity in March, 1999.
   In the 1995 second quarter, the Corporation signed a letter of intent to sell a 51% equity interest in General Cigar to Tabacalera, S.A., a Spanish tobacco company, for cash proceeds of approximately $100 million before taxes. The completion of this transaction is subject to the satisfactory conclusion of negotiations, due diligence and definitive documentation. At this time it is anticipated that in the short-term, the net proceeds from this transaction, after expenses and taxes, will be used to substantially reduce the Corporation's debt.
   Management believes that cash flow from operations and the Corporation's existing liquidity will be sufficient to meet its maturing obligations and normal capital expenditures.

RESULTS OF OPERATIONS

   The increase in net income in both the 1995 second quarter and six-month period versus the comparable 1994 periods principally reflects higher operating profit. In the six-month period, higher income from nonoperating items also contributed to the higher net income for that period.
   Higher operating profit at General Cigar in the second quarter and six-month period was due to increased sales and improved margins. The higher sales reflected additional volume, largely due to the continuing resurgence of the cigar industry. Higher margins on cigar sales reflected reduced production costs and the effect of the increased volume.
   Operating profit in the Corporation's nursery products business, Imperial Nurseries, Inc., increased in the second quarter and six-month period, reflecting higher sales revenue and lower expenses. The higher sales were due to improved pricing, as volume was substantially unchanged as compared to last year.
   In the industrial products business, operating profit at CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") was substantially unchanged in the 1995 second quarter and six-month period as compared to last year. Higher operating profit on sales of packaging machinery, reflecting increased volume, was substantially offset by lower profit from sales of packaging materials, due to lower volume. As previously reported, CMS Gilbreth's largest customer of its packaging materials division changed label technology and is expected to begin to reduce purchases in the second half of this year.
   Operating profit increased in the 1995 second quarter and six-month period at Culbro Land Resources, Inc., the Corporation's subsidiary in the Connecticut real estate business. The increased profit was due to higher sales of residential lots, along with a more favorable mix of lots sold, increased rental revenue and lower general and administrative expenses.
   Results from equity investments reflect the Corporation's equity in Eli Witt's losses up through the April 25, 1994 deconsolidation of Eli Witt (see Note C).
   The gain from an insurance settlement reflects a property insurance claim from a fire last year that destroyed a facility used by General Cigar in its tobacco growing operation. Other claims related to the fire are still pending. The other nonoperating items in the second quarter and six-month period reflect certain expenses incurred by the Corporation in connection with its involvement and support of the recent refinancing of Eli Witt, offset by accrued dividends and accretion income on the Eli Witt preferred stock held by the Corporation. The accrued dividends and accretion income equal the accrued interest expense on the Corporation's subordinated note. The Eli Witt preferred stock is exchangeable, at the Corporation's option, for the subordinated note and all accrued interest at the note's maturity in August, 1998.
   Higher interest expense in the second quarter and six-month period reflected the higher interest accrued under the subordinated note as compared to the rate on debt repayed with the proceeds of the note last year, partially offset by the Corporation's lower overall debt level in 1995 versus last year.
   The lower effective tax rate in the 1995 second quarter and six-month period as compared to last year's comparable periods reflects the effect in 1994 of after tax losses of Eli Witt and the impact of state income taxes.

PART II - OTHER INFORMATION

ITEM 1 - Litigation

(a) This discussion covers developments in the litigation described in Item 3(iv) of the Corporation's Form 10-K for its 1994 fiscal year which relate to its subsidiary, Imperial Nurseries, Inc. ("Imperial"). The trial described in Item 3(iv) resulted in a jury verdict on April 11, 1995 of no recovery by Imperial for the loss of its azalea crop, above the $240,000 previously paid to Imperial. Imperial has notified its property insurance carrier of this result and may seek a partial recovery from such carrier for this crop loss.

(b) The Corporation's General Cigar Co., Inc., subsidiary ("General Cigar") has been named as a defendant, together with a variety of other tobacco product manufacturers and retailers, in three Florida state circuit court actions alleging adverse health effects from the use by the plaintiffs of such tobacco products. The first such action was filed in April 1995. General Cigar has not been served in any of these matters. General Cigar understands that these three actions were filed by a single law firm which, according to press reports, is considering many such lawsuits against numerous tobacco product manufacturers. The actions are captioned: KING VS. R.J. REYNOLDS TOBACCO COMPANY ET. AL, (Circuit Court, Fourth Judicial Circuit, Duval County, Florida); STARLING VS. THE AMERICAN TOBACCO COMPANY, INC. ET. AL. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida); and PRITCHARD VS. THE AMERICAN TOBACCO COMPANY, INC. ET. AL., (Circuit Court, Fourth Judicial Circuit, Duval County, Florida).

ITEM 4 - Submission of Matters to a Vote of Security Holders

(a)     Annual Meeting of Shareholders - May 4, 1995

(b)     The following were elected as Directors at the Annual Meeting

             Bruce A. Barnet                 Thomas C. Israel
             John L. Bernbach                Dan W. Lufkin
             Edgar M. Cullman (Chairman)     Graham V. Sherren
             Edgar M. Cullman, Jr.           Peter J. Solomon
             Frederick M. Danziger           Francis T. Vincent, Jr.
             John L. Ernst



(c)(i)  1)   Mr. Bruce A. Barnet was elected a Director for 1995 with 3,876,903 votes in favor, 9,181 opposed and 422,429 not voting.

        2) Mr. John L. Bernbach was elected a Director for 1995 with 3,876,710 votes in favor, 9,374 opposed and 422,429 not voting.

        3) Mr. Edgar M. Cullman was elected a Director for 1995 with 3,882,004 votes in favor, 4,080 opposed and 422,429 not voting.

        4) Mr. Edgar M. Cullman, Jr. was elected a Director for 1995 with 3,880,971 votes in favor, 5,113 opposed and 422,429 not voting.

        5) Mr. Frederick M. Danziger was elected a Director of 1995 with 3,882,604 votes in favor, 3,480 opposed and 422,429 not voting.

        6) Mr. John L. Ernst was elected a Director for 1995 with 3,882,604 votes in favor, 3,480 opposed and 422,429 not voting.

        7) Mr. Thomas C. Israel was elected a Director for 1995 with 3,882,704 votes in favor, 3,380 opposed and 422,429 not voting.

        8) Mr. Dan W. Lufkin was elected a Director for 1995 with 3,882,704 votes in favor, 3,380 opposed and 422,429 not voting.

        9) Mr. Graham V. Sherren was elected a Director for 1995 with 3,876,703 votes in favor, 9,381 opposed and 422,429 not voting.

        10) Mr. Peter J. Solomon was elected a Director for 1995 with 3,882,504 votes in favor, 3,580 opposed and 422,429 not voting.

        11) Mr. Francis T. Vincent, Jr. was elected a Director for 1995 with 3,882,464 votes in favor, 3,620 opposed and 422,429 not voting.

  (ii) The selection of Price Waterhouse LLP as independent accountants for 1995 was approved by 3,883,305 votes in favor and 852 opposed with 1,927 abstentions and 422,429 not voting.

(d)     Not applicable

ITEM 6 - Reports on Form 8K

(a ) A Form 8K was filed by the Corporation on May 9, 1995 with respect to the joint announcement by the Corporation and Tabacalera, S.A. regarding the understanding reached between these two parties on the sale of a 51% interest in the Corporation's General Cigar Co., Inc. subsidiary to Tabacalera, S.A.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CULBRO CORPORATION



Date: July 17, 1995                   \s\ Jay M. Green
                                      ____________________________
                                      Jay M. Green
                                      Executive Vice President
                                      Chief Financial Officer and Treasurer




Date: July 17,1995                    \s\ Joseph Aird
                                      ____________________________
                                      Joseph Aird
                                      Vice President - Controller