Form 10-Q
period 1995-09-02
CULBRO CORP
filed 1995-10-17
CIK 26093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the 13 weeks ended September 2, 1995          Commission File No. 1-1210


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

Number of shares of Common Stock outstanding at September 29, 1995 - 4,383,613

                               CULBRO CORPORATION


                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE


     Consolidated Statement of Operations and
     Retained Earnings - thirteen weeks ended
     September 2, 1995 and August 27, 1994 . . . . . . . . . . . . . . . . . . 3

     Consolidated Statement of Operations and
     Retained Earnings - thirty-nine weeks ended
     September 2, 1995 and August 27, 1994 . . . . . . . . . . . . . . . . . . 4

     Consolidated Balance Sheet
     September 2, 1995 and December 3, 1994. . . . . . . . . . . . . . . . . . 5

     Consolidated Statement of Cash Flows -
     thirty-nine weeks ended September 2, 1995
     and August 27, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 7-9

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . . . 10-11

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 12-13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

                               CULBRO CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  (dollars in thousands except per share data)
                                   (unaudited)


                                                                                       13 Weeks Ended
                                                                                ----------------------------
                                                                                Sept. 2,            Aug. 27,
                                                                                    1995                1994
                                                                                --------            --------

Net sales and other revenue                                                    $  55,287            $ 46,760
Costs and expenses:
  Cost of goods sold                                                              32,317              29,368
  Selling, general and administrative expenses                                    15,865              13,323
  Other expense                                                                     -                  4,000
                                                                               ---------            ---------
Operating profit                                                                   7,105                  69
  Loss from equity investments, net                                                  200                  50
  Other nonoperating income, net                                                     486                 586
  Interest expense, net                                                            2,276               2,076
                                                                               ---------            ---------
  Income (loss) before income tax provision (benefit)                              5,115              (1,471)
  Income tax provision (benefit)                                                   2,070                (325)
                                                                               ---------            ---------
Net income (loss)                                                                  3,045              (1,146)
Retained earnings - beginning of period                                          105,009              99,532
                                                                               ---------            ---------
Retained earnings - end of period                                              $ 108,054            $ 98,386
                                                                               ---------            ---------
                                                                               ---------            ---------

Net income (loss) per common  share                                            $    0.67            $  (0.27)
                                                                               ---------            ---------
                                                                               ---------            ---------

Weighted average common shares and equivalents outstanding                     4,538,000            4,308,000
                                                                               ---------            ---------
                                                                               ---------            ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CULBRO CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  (dollars in thousands except per share data)
                                   (unaudited)


                                                                                         39 Weeks Ended
                                                                                -----------------------------

                                                                                 Sept. 2,            Aug. 27,
                                                                                     1995                1994
                                                                                ---------           ---------

Net sales and other revenue                                                     $ 160,336           $ 134,619
Costs and expenses:
  Cost of goods sold                                                               97,630              85,446
  Selling, general and administrative expenses                                     44,065              39,430
  Other expense                                                                      -                  4,000
                                                                                ---------           ---------
Operating profit                                                                   18,641               5,743
  Gain on insurance settlement                                                      2,105                -
  Gain on sale of Eli Witt stock                                                     -                  2,691
  Loss from equity investments, net                                                    50               2,003
  Other nonoperating income, net                                                      644                 812
  Interest expense, net                                                             7,078               6,065
                                                                                ---------           ---------
  Income before income tax provision                                               14,262               1,178
  Income tax provision                                                              5,705               1,137
                                                                                ---------           ---------
Net income                                                                          8,557                  41
Retained earnings - beginning of period                                            99,497              98,345
                                                                                ---------           ---------
Retained earnings - end of period                                               $ 108,054           $  98,386
                                                                                ---------           ---------
                                                                                ---------           ---------

Net income per common share                                                     $    1.95           $    0.01
                                                                                ---------           ---------
                                                                                ---------           ---------

Weighted average common shares and equivalents outstanding                      4,386,000           4,308,000
                                                                                ---------           ---------
                                                                                ---------           ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CULBRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                  (dollars in thousands except per share data)



                                                                                  Sept. 2,           Dec. 3,
                                                                                      1995              1994
                                                                                  --------          --------
                                                                                (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents                                                       $      689          $  6,682
Receivables, less allowance of $1,409 (1994 - $1,426)                               27,930            25,084
Inventories                                                                         71,154            68,189
Other current assets                                                                 6,978             5,759
                                                                                  --------          --------

Total current assets                                                               106,751           105,714

Property and equipment, net                                                         75,817            76,873
Real estate held for sale or lease, net                                             30,157            31,373
Investment in Series B preferred stock of The Eli Witt Company                      14,533            12,773
Investment in real estate joint ventures                                             7,867             7,864

Other, including investment in Centaur
 Communications Limited of $14,495 (1994-$14,545)                                   18,777            19,643
Intangible assets, net                                                              18,494            18,997
                                                                                  --------          --------

Total assests                                                                     $272,396          $273,237
                                                                                  --------          --------
                                                                                  --------          --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities                                          $ 22,232          $ 22,885
Long-term debt due within one year                                                   9,070             4,158
Income taxes                                                                         2,072               299
                                                                                  --------          --------

Total current liabilities                                                           33,374            27,342

Long-term debt                                                                      87,471            98,976
Accrued retirement benefits                                                         15,819            15,227
Deferred income taxes                                                                5,305             4,765
Other noncurrent liabilities and deferred credits                                    8,877            14,890
                                                                                  --------          --------
Total liabilities                                                                  150,846           161,200
                                                                                  --------          --------

Shareholders' Equity
Common stock, par value $1
   Authorized - 10,000,000 shares, Issued - 4,549,190 shares                        4,549              4,549
Capital in excess of par value                                                     12,914             13,296
Retained earnings                                                                 108,054             99,497
                                                                                  --------          --------
                                                                                  125,517            117,342
Less - Common stock in Treasury, at cost, 180,077 shares
  (1994- 240,902)                                                                  (3,967)            (5,305)
                                                                                  --------          --------
Total shareholders' equity                                                        121,550            112,037
                                                                                  --------          --------

Total liabilities and shareholders' equity                                       $272,396           $273,237
                                                                                  --------          --------
                                                                                  --------          --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CULBRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                      39 Weeks Ended
                                                                               ----------------------------
                                                                               Sept.  2,           Aug. 27,
                                                                                    1995               1994
                                                                               ---------           --------

OPERATING ACTIVITIES:
Net income                                                                     $  8,557            $     41
Adjustments to reconcile net income
 to net cash provided by operating activities:
     Depreciation and amortization                                                5,843               5,409
     Gain on sale of Eli Witt common stock                                         -                 (2,691)
     Gain on insurance settlement                                                (2,105)               -
     Loss from equity investments                                                    50               2,003
     Discount and interest on subordinated note                                   1,760                 812
     Accrued dividends and accretion income on
       Series B preferred stock of Eli Witt                                      (1,760)               (812)
     Provision for bad debts                                                        279                 308
     Changes in assets and liabilities:
          Decrease in real estate held for sale or lease                          1,216               3,983
          (Increase) decrease in inventories                                     (2,965)                414
          (Increase) decrease in accounts receivable                             (3,125)              1,041
          Decrease in accounts payable and accrued liabilities                     (653)             (2,401)
          Increase  in income taxes payable                                       1,773               1,142
          Increase (decrease) in deferred income taxes                              540              (2,276)

Other, net                                                                       (2,550)               (862)
                                                                               --------            --------
Net cash provided by operating activities                                         6,860               6,111
                                                                               --------            --------

INVESTING ACTIVITIES:
Investment in Eli Witt subordinated note                                         (5,000)               -
Additions to property and equipment                                              (3,805)             (2,961)
Proceeds from insurance settlement                                                2,225                -
Proceeds from sale of Eli Witt common stock                                        -                    672
                                                                               --------            --------
Net cash used in investing activities                                            (6,580)             (2,289)
                                                                               --------            --------

FINANCING ACTIVITIES:
Payments of debt                                                                (12,226)            (20,357)
Increase in debt                                                                  5,000              16,328
Proceeds from exercise of stock options                                             953                -
                                                                               --------            --------
Net cash used in financing activities                                            (6,273)             (4,029)
                                                                               --------            --------

Net decrease  in cash and cash equivalents                                       (5,993)               (207)

Cash and cash equivalents at beginning of period                                  6,682                 875
                                                                               --------            --------

Cash and cash equivalents at end of period                                     $    689            $    668
                                                                               --------            --------
                                                                               --------            --------


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

          The results of operations for the third quarter and nine-month period ended September 2, 1995 are not necessarily indicative of the results to be expected for the full year.

B. The Corporation recently ended negotiations with Tabacalera, S.A. ("Tabacalera") regarding the previously announced letter of intent to sell a 51% interest in the Corporation's subsidiary, General Cigar Co., Inc. ("General Cigar"), to Tabacalera for $100 million. The Corporation and Tabacalera were unable to complete a satisfactory agreement. See Item 6
     (b).

          The Corporation was awaiting the outcome of the proposed Tabacalera transaction before initiating negotiations with its banks to replace its current Credit Agreement, which was scheduled to terminate on June 30, 1996. After the conclusion of negotiations with Tabacalera, the Corporation and its banks agreed to extend the Credit Agreement through December 31, 1996. The Corporation intends to negotiate a new credit agreement in the next six months.

C. On April 21, 1995, the Corporation invested $5 million in The Eli Witt Company ("Eli Witt") in the form of a subordinated note due August 1, 1998 in connection with Eli Witt's refinancing of its bank Credit Agreement.
     The note is subordinate to Eli Witt's senior debt, which includes its bank Credit Agreement. This investment is reflected as a charge against the negative basis in the Corporation's common equity investment in Eli Witt that existed at the time of the deconsolidation of Eli Witt last year. The Corporation's remaining negative basis in Eli Witt as of September 2, 1995 is approximately $1.5 million and is reflected as a deferred credit on the Corporation's balance sheet.

          The Corporation accounts for its ownership of 50.1% of Eli Witt's outstanding common stock under the equity method of accounting. Eli Witt has a common deficit. Accordingly, the Corporation will not recognize results of Eli Witt until Eli Witt's common deficit is recouped.

D. On April 21, 1995, the Corporation entered into a $5 million mortgage on its New York City office building. The mortgage, which bears interest at LIBOR plus 2%, matures on March 31, 1999 and requires periodic payments of interest only until maturity. Mortgage proceeds were used by the Corporation to invest in the Eli Witt subordinated note (see Note C).

E. In the 1995 third quarter, options to purchase 22,400 shares under the 1991 Employees Incentive Stock Option Plan were exercised at a price of $18.00 per share, generating proceeds of $403. In the nine month period, options to purchase 60,600 shares under that plan were exercised at prices ranging from $14.00 to $18.00 per share, generating proceeds of $953. The changes in Capital in Excess of Par Value and Common Stock in Treasury reflect the exercise of these stock options.

F.   Supplemental Financial Statement Information

     Gain On Insurance Settlement

          The nine-month period ended September 2, 1995 includes a gain from settlement of the property insurance claim related to a fire last year at an administration and warehouse facility owned and operated by General Cigar. The gain reflects proceeds of $2,225 less the writeoff of the destroyed building. Other insurance claims related to the fire are still pending.

     Other Expense

          The other expense of $4,000 in the 1994 third quarter and nine month period reflects a $3,600 charge, in the Connecticut real estate business, to write off development costs expended in earlier years for certain discontinued projects, and a $400 charge to close a facility in the industrial products business.

     Other Nonoperating Income, Net

          Other nonoperating income, net, in the 1995 third quarter and nine-month period reflects accrued dividends and accretion income on the Series B preferred stock of Eli Witt held by the Corporation partially offset by expenses of approximately $0.1 million and $1.1 million, in the third quarter and nine month period respectively, related to the Corporation's involvement and support for the recent refinancing of Eli Witt. In the 1994 third quarter and nine-month period, other nonoperating income reflected accrued dividends and accretion income on the Eli Witt preferred stock.

          The accrued dividends and accretion income on the Eli Witt preferred stock equal the accrued interest expense related to the Corporation's subordinated note. The Corporation has the unilateral right to exchange the Eli Witt preferred stock in satisfaction of the subordinated note and all accrued interest upon the note's maturity in August, 1998.


                                             Sept. 2,             Dec. 3,
                                                 1995                1994
                                             --------            --------

Inventories
   Inventories consist of:
   Raw materials and supplies                $ 33,031            $ 32,645
   Work-in-process                             18,865              18,490
   Finished goods                              19,258              17,054
                                             --------            --------
                                             $ 71,154            $ 68,189
                                             --------            --------
                                             --------            --------


                                             Sept. 2,            Dec. 3,
                                               1995                1994
                                             --------            --------

Property And Equipment
   Property and equipment consist of:
   Land                                      $ 11,248            $ 11,303
   Buildings                                   63,584              62,366
   Machinery and equipment                     60,260              58,592
   Accumulated depreciation                   (59,275)            (55,388)
                                             --------            --------
                                             $ 75,817            $ 76,873
                                             --------            --------
                                             --------            --------





                                             Sept. 2,            Aug. 27,
                                                1995                  1994
                                             --------            --------

Cash Flow
   Cash paid during the period for
   Interest, net of amounts capitalized      $  5,329            $  6,107
                                             --------            --------
   Income taxes, net                         $  2,864            $  2,356
                                             --------            --------
                                             --------            --------


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity And Capital Resources

     An increase in cash provided by operating activities in the 1995 nine month period, as compared to last year, reflects higher net income substantially offset by increases in accounts receivable and inventories. The higher net income principally reflects higher operating profit from the Corporation's businesses (discussed below). The increase in accounts receivable was principally in the Corporation's cigar business, General Cigar Co., Inc. ("General Cigar"). The increase of inventories principally reflects a seasonal increase in the nursery products business, Imperial Nurseries, Inc. ("Imperial Nurseries").

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

     Cash used in financing activities reflects the payments of debt, using cash generated from operations and the cash on hand at year end '94. The increase in debt reflects the proceeds from a $5 million mortgage obtained in April, 1995 on the Corporation's New York City office building. The mortgage bears interest, adjusted periodically, at LIBOR plus 2% and requires payments of interest only until maturity in March, 1999. The mortgage proceeds were used in the Corporaton's additional investment in Eli Witt.

     Through September 2, 1995, the Corporation's availability under its Credit Agreement increased $9 million and is currently $27 million below the Credit Agreement's commitment. The Corporation was awaiting the outcome of the proposed Tabacalera transaction before initiating negotiations with its banks to replace its current Credit Agreement, which was scheduled to terminate on June 30, 1996. After the conclusion of negotiations with Tabacalera, the Corporation and its banks agreed to extend the Credit Agreement through December 31, 1996. The Corporation intends to negotiate a new credit agreement in the next six months.

     Management believes that cash flow from operations and the Corporation's existing liquidity will be sufficient to meet its maturing obligations and normal capital expenditures.

Results Of Operations

     The increase in net income in both the 1995 third quarter and nine-month period versus the comparable 1994 periods principally reflects overall higher operating profit from the Corporation's businesses in the current year and the effect of a $4.0 million nonrecurring expense in the 1994 third quarter. This reflected a $3.6 million charge at Culbro Land Resources, Inc. ("CLR") the Corporation's Connecticut real estate business, to write off development costs expended in earlier years for certain discontinued projects, and a $400,000 charge to close a facility at CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") in the industrial products business.

     Operating profit at General Cigar in the third quarter and nine-month period was substantially higher due to increased sales and improved margins. Cigar sales increased over 35% in both the third quarter and nine-month period, as compared to last year. These increases reflected higher volume, due to the continuing resurgence of the cigar industry, and to a lesser extent, increased prices. Higher margins on cigar sales reflected the price increases and the increased absorption of fixed costs due to the increased volume.

     Operating profit of Imperial Nurseries increased in the third quarter and nine-month period. Although volume remained substantially unchanged as compared to last year, improved pricing and lower costs led to the higher operating profit. Pricing improvements reflected overall industry conditions and a shift in sales to more profitable market segments.

     In the industrial products business, operating profit at CMS Gilbreth was substantially unchanged in the third quarter and nine-month period, excluding the effect of last year's one time charge to close a facility. Higher operating profit on sales of packaging machinery, reflecting increased volume, was substantially offset by lower profit from sales of packaging materials. The change in label technology by CMS Gilbreth's largest customer of packaging materials resulted in the lower sales volume of packaging materials.

     Excluding last year's nonrecurring charge, operating profit at CLR decreased in the third quarter as compared to last year principally due to the
effect of a land sale in the 1994 third quarter.   Increased sales of
residential lots in the current year partially offset the effect of the 1994 land sale. In the nine-month period, excluding last year's nonrecurring charge, CLR's operating profit was substantially unchanged from last year, as lower general and administrative expenses offset higher profit from 1994 land sales.

     In 1995, results from equity investments reflect the Corporation's investment in Centaur Communication Ltd., ("Centaur") which had slightly lower results in 1995 as compared to last year. In 1994, results from equity investments included Centaur and the Corporation's equity in Eli Witt's losses through the April 25, 1994 deconsolidation of Eli Witt (see Note C).

     In the 1995 nine-month period, the gain from an insurance settlement reflects a property insurance claim from a fire last year that destroyed a facility used by General Cigar in its tobacco growing operation. Other claims related to the fire are still pending. The other nonoperating income in the nine-month period reflects accrued dividends and accretion income on the Eli Witt preferred stock held by the Corporation, partially offset by certain expenses incurred by the Corporation in connection with its involvement and support of the refinancing of Eli Witt earlier this year. The accrued dividends and accretion income equal the accrued interest expense on the Corporation's subordinated note. The Eli Witt preferred stock is exchangeable, at the Corporation's option, for the subordinated note and all accrued interest at the note's maturity in August, 1998.

     Higher interest expense in the nine-month period reflected the higher interest accrued under the subordinated note as compared to the rate on debt repaid with the proceeds of the note last year, partially offset by the Corporation's lower overall debt level in 1995 versus last year.

     The lower effective tax rate in the 1995 nine-month period as compared to last year's comparable period reflects the effect in 1994 of after tax losses of Eli Witt and the impact of state income taxes.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

(a) EXHIBIT 11      -    Computation of Net Income (Loss) Per Common Share
                         (in thousands, except per share data)

PRIMARY

                                                       13 Weeks Ended
                                             ------------------------------
                                               Sept. 2,            Aug. 27,
                                                   1995                1994
                                             ----------          ----------

Net income (loss)                            $    3,045          $   (1,146)
                                             ----------          ----------
                                             ----------          ----------

Weighted average common shares                4,357,000           4,308,000
outstanding

Net effect of dilutive stock options
based on the treasury stock method using
average market price                            181,000               -
                                             ----------          ----------

Total                                         4,538,000           4,308,000
                                             ----------          ----------
                                             ----------          ----------

Net income (loss) per common share           $     0.67          $   (0.27)
                                             ----------          ----------
                                             ----------          ----------


                                                       39 Weeks Ended
                                             ------------------------------
                                               Sept. 2,            Aug. 27,
                                                   1995                1994
                                             ----------          ----------

Net Income                                   $    8,557          $       41
                                             ----------          ----------
                                             ----------          ----------

Weighted average common shares and
equivalents outstanding:
  1st quarter                                 4,308,000           4,308,000
  2nd quarter                                 4,312,000           4,308,000
  3rd quarter                                 4,538,000           4,308,000
                                             ----------          ----------
                                             13,158,000          12,924,000
  divided by                                          3                   3
                                             ----------          ----------

Total                                         4,386,000           4,308,000
                                             ----------          ----------
                                             ----------          ----------

Net income per common share                  $     1.95          $     0.01
                                             ----------          ----------
                                             ----------          ----------



Exhibit 11  (cont.)

FULLY DILUTED


                                                       13 Weeks Ended
                                             ------------------------------
                                               Sept. 2,            Aug. 27,
                                                   1995                1994
                                             ----------          ----------

Net income (loss)                            $    3,045          $   (1,146)
                                             ----------          ----------
                                             ----------          ----------

Weighted average common shares                4,357,000           4,308,000
outstanding

Net effect of dilutive stock options
based on the treasury stock method using
ending market price                             202,000                -
                                             ----------          ----------

Total                                         4,559,000           4,308,000
                                             ----------          ----------
                                             ----------          ----------

Net income (loss) per common share           $     0.67          $    (0.27)
                                             ----------          ----------
                                             ----------          ----------


                                                       39 Weeks Ended
                                             ------------------------------
                                               Sept. 2,            Aug. 27,
                                                   1995                1994
                                             ----------          ----------

Net income                                   $    8,557          $       41
                                             ----------          ----------
                                             ----------          ----------

Weighted average common shares and
equivalents:
   1st quarter                                4,308,000           4,308,000
   2nd quarter                                4,312,000           4,308,000
   3rd quarter                                4,559,000           4,308,000
                                             ----------          ----------
                                             13,179,000          12,924,000
   divided by:                                        3                   3
                                             ----------          ----------

Total                                         4,393,000           4,308,000
                                             ----------          ----------
                                             ----------          ----------

Net income per common share                  $     1.95          $     0.01
                                             ----------          ----------
                                             ----------          ----------




(b) A Form 8K was filed by the Corporation on October 3, 1995 with respect to the Corporation's announcement on September 27, 1995 that it had ended its previously announced negotiations for Tabacalera, S.A. to acquire a 51% interest in the Corporation's General Cigar subsidiary for $100,000,000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CULBRO CORPORATION



     Date: October 16, 1995        /s/ Jay M. Green
                                   ------------------------
                                   Jay M. Green
                                   Executive Vice President
                                   Chief Financial Officer and Treasurer




     Date: October 16, 1995        /s/ Joseph Aird
                                   ------------------------
                                   Joseph Aird
                                   Vice President - Controller