Form 10-K405
period 1995-12-02
CULBRO CORP
filed 1996-03-01
CIK 26093

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 2, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NUMBER 1-1210
                               CULBRO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW YORK                                    13-0762310
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

387 PARK AVENUE SOUTH, NEW YORK, NEW YORK                  10016-8899
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)     (212) 561-8700

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING:
$128,000,000 APPROXIMATELY, BASED ON THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 20, 1996.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK:
4,431,005 SHARES AS OF FEBRUARY 20, 1996.

     THE FOLLOWING DOCUMENTS, OR PORTIONS THEREOF AS INDICATED IN THE FOLLOWING REPORT, ARE INCORPORATED BY REFERENCE IN THE PARTS OF FORM 10-K INDICATED:


   PART                                    DOCUMENT
   ----                                    --------

     I ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 2, 1995

    II ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 2, 1995

   III PROXY STATEMENT IN CONNECTION WITH THE 1996 ANNUAL MEETING OF
       SHAREHOLDERS

    IV ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED
       DECEMBER 2, 1995 (SUCH ANNUAL REPORT IS REFERRED TO HEREINAFTER AS THE "ANNUAL REPORT")

================================================================================

FORM 10-K 1995                                               CULBRO  CORPORATION

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

         The approximate net sales and other revenue, operating profit and identifiable assets attributable to each reportable segment of the Corporation in each of the last three fiscal periods are set forth in Note 2 to the Consolidated Financial Statements.

         On February 1, 1996 the Corporation announced its intention to sell its Industrial Products unit.

EQUITY INVESTMENTS

         On April 25, 1994, The Eli Witt Company ("Eli Witt") acquired the net assets of the six Southern distribution facilities of NCC L.P. in exchange for 595,000 newly issued common shares of Eli Witt. The six facilities, designated as NCC South, comprised a portion of the overall distribution business of NCC L.P. Prior to this acquisition, the Corporation owned 85% of the outstanding common stock of Eli Witt and the former shareholders of Certified Grocers of Florida, Inc. ("Certified Grocers") held 15% which they received in connection with Eli Witt's acquisition of Certified Grocers in 1993. In a transaction executed simultaneously with Eli Witt's acquisition of the net assets of NCC South, the Corporation sold 400,000 shares of its Eli Witt common stock to MS Distribution, Inc. ("MSD"), a former limited partner of NCC and an affiliate of the Morgan Stanley Leveraged Equity Fund II L.P., and issued a $15 million subordinated note to MSD. The Corporation received proceeds of $12 million and entered into an agreement with MSD to exchange, in 1998, the subordinated note for the $15 million face value Eli Witt Series B Preferred Stock held by the Corporation. As a result of these transactions, MSD owns shares totalling approximately 38% of the outstanding common stock of Eli Witt.

         As a result of Eli Witt's issuance of additional common stock in connection with the acquisition and the concurrent sale by the Corporation of certain of its Eli Witt common stock holdings in the transaction, the Corporation's ownership of Eli Witt's outstanding common stock was reduced from 85% to 50.1%. In connection with these transactions, the Corporation entered into a Shareholders Agreement with MSD. This Agreement contains certain governance provisions which require prior approval by MSD for substantially all major transactions by Eli Witt, including (but not limited to) incurrence of debt, acquisitions, material contracts, the sale of assets, stock issuance and repurchase, changes in Eli Witt's charter and by-laws, and capital expenditures. Due to the shareholder rights granted to MSD, the Corporation no longer has unilateral control over Eli Witt. Therefore, the Corporation deconsolidated Eli Witt as of April 25, 1994 and is accounting for its remaining investment in Eli Witt under the equity method in its 1995 financial statements. See Notes 1 and 8 to the Consolidated Financial Statements.

FORM 10-K 1995                                               CULBRO  CORPORATION

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

         Cigars are produced with three tobacco components: filler, binder and wrapper. Filler tobacco is purchased from a large number of growers and suppliers in many areas of the world. The binder is principally natural binder leaf or a homogenized tobacco binder. General Cigar's premium brands and its Garcia y Vega brand are wrapped with natural cigar wrapper tobacco. Its other domestic cigars are primarily wrapped with homogenized tobacco wrappers. Some of the natural leaf wrapper tobacco used for General Cigar's cigars is grown by General Cigar on farms it leases from the Corporation in the Connecticut River Valley. The remainder of General Cigar's requirements for natural leaf wrapper tobacco is purchased from a number of foreign growers and suppliers. A portion of the wrapper tobacco grown by General Cigar is sold to others, including export sales principally in Europe. General Cigar annually adjusts acreage grown to reflect changing market demands anticipated from export customers and for its own use.

         General Cigar maintains inventories of wrapper and filler tobacco for cigars sufficient to meet its estimated requirements for more than one year. Most of its inventories are stored in warehouses in the United States and the Dominican Republic. General Cigar believes that its inventories are adequately insured.

         The markets for General Cigar's cigars are highly competitive. The industry, through 1993, had experienced a long continuing decline in cigar consumption and substantial consolidation. The most recent cigar statistics reflect a significant reversal of this trend with unit sales turning positive in 1994 and accelerating in 1995. Dollar sales have increased as a result of price increases and a substantial increase in the demand for all classifications of cigars, including high priced premium, natural-leaf cigars, and homogenized wrapper cigars. As a result of increasing demand, backorders for General Cigar cigars increased substantially during 1995. General Cigar intends to increase capital spending to provide additional facilities and equipment to increase production capacity. In order to maintain its position in its markets, General Cigar advertises and employs a variety of promotional activities. General Cigar believes that it is among the industry leaders in the manufacture and sale of cigars in the United States, with particular strength in the higher priced, premium and super premium segments.

FORM 10-K 1995                                               CULBRO  CORPORATION

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

         General Cigar's handmade cigars include Macanudo, Macanudo Vintage Cabinet, Partagas, Partagas Limited Reserve, Temple Hall, Cohiba, Ramon Allones and Canaria D'Oro. General Cigar cannot predict the effect on its cigar business of a reopening of trade with Cuba, if that should occur, except that such trade may adversely affect its handmade cigar manufacturing business.

         In 1993 General Cigar reappointed its independent sales agent in Europe to take advantage of increased opportunities resulting from the eradication of trade barriers among Common Market countries. In 1994 and 1995 direct contacts were made with distributors in Eastern European and Far Eastern Countries to explore possible sales opportunities in these emerging markets. Cigar export sales, revenues from royalties and other revenues from foreign operations are not material. General Cigar imports for sale in the United States on an exclusive basis the Djeep lighter - a disposable butane gas lighter made in France. In recent years, one customer has comprised up to 75% of General Cigar's Djeep lighter sales. In 1994 Djeep and the disposable lighter industry introduced a child resistant lighter in accordance with regulations promulgated by the U.S. Consumer Products Safety Commission. In 1995, General Cigar introduced a line of Macanudo and Partagas branded clothing. The line consists of baseball caps, t-shirts, sweat-shirts and leather bomber jackets. General Cigar sub-contracted out the embroidering work and sells the clothing through retail tobacconists. Revenues from these products are not material.

                                      * * *

         While the substantial adverse publicity resulting from the 1964 Report of the Surgeon General and subsequent reports with respect to studies linking the use of tobacco with human disease have not been principally directed at cigars, General Cigar believes such publicity and the health concerns it has provoked contributed to the long decline of sales in the cigar industry.
The reported health effects upon non-smokers of so-called "passive" or "environmental tobacco smoke" have caused the U.S. Surgeon General and others to support restrictive legislation. Federal and state regulations designating certain areas as non-smoking areas and the prohibition of smoking cigars in certain areas have adversely affected the sales of cigar products. Various legislative initiatives affecting tobacco, including warnings of carcinogenic chemical contents, advertising bans and nondeductibility of advertising expenses have been implemented or proposed. Tobacco products, including cigars, may also face increased federal excise taxes and potential litigation to fund various health care costs and legislative initiatives. The cigars made by General Cigar are not subject to the regulations recently proposed by the U.S. Food and Drug Administration. See also Item 3(a)(ii).

NURSERY PRODUCTS BUSINESS

         Imperial Nurseries, Inc. ("Imperial"), which previously operated as a division of the Corporation, became in 1993 a wholly-owned subsidiary of the Corporation. Imperial is a grower, distributor and broker of wholesale nursery stock. The nursery industry is extremely fragmented, with the industry leader having less than 1% of total market share. Imperial believes that its volume places it among the ten largest nursery companies in the country.

FORM 10-K 1995                                               CULBRO  CORPORATION

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

         Imperial operates eight wholesale sales and service centers which sell a wide range of plant material and horticultural tools and products to the trade. The centers owned by the Corporation and leased to Imperial, are located in Windsor, Connecticut; Aston, Pennsylvania; Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White March, Maryland; and Manassas, Virginia.

         In 1995, Imperial continued to diversify its customer base in order to reduce its dependence on a few large customers. Much of this growth continues to be in independent retail garden centers and landscape contractors. Approximately 30% of the nursery stock sold by Imperial is purchased from other growers. Imperial plans to reduce its current investment in field grown plant inventories and limit future investments in this segment of the nursery products business.

         Growing and shipping capacity has been increased to meet the potential volume and quality needs of Imperial's customers and to capitalize on any growth in the Mid-Atlantic and Midwest markets.


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

         CMS Gilbreth has established strategic business groups to develop new markets for the company's product line. The company continued to commit to its philosophy of continuous improvement by achieving ISO (International Organization for Standardization) 9001 certification for its manufacturing facilities. This comprehensive standard covers the quality policies and procedures that CMS Gilbreth uses to design, manufacture, install and service the product line.

FORM 10-K 1995                                               CULBRO  CORPORATION

         Operating profit at CMS Gilbreth increased in 1995. Higher operating profit in the packaging machinery portion of this business was due to higher sales and cost reduction benefits from closing a facility in 1994, partially offset by higher spending on research and development and establishing a Technology Center in Allentown, Pennsylvania to concentrate such research and development in one location. The higher sales were due principally to the introduction of new machines. Lower operating profit in the packaging materials of CMS Gilbreth reflected a sales volume decline due to CMS Gilbreth's largest customer changing its label technology, therefore reducing the quantity of labels purchased from CMS Gilbreth. This change was phased in during 1995, and is expected to be fully implemented in 1996.

         Certain of CMS Gilbreth's shrink label printing business is dependent upon its ability to source raw material of print quality film. Such film is available only from a limited number of suppliers, but CMS Gilbreth believes its sources to be adequate.

         The machine manufacturing operations of Trine Manufacturing Company, Inc. ("Trine"), a subsidiary of the Corporation and a separate legal entity whose operations are integrated with CMS Gilbreth, are dependent on the validity and enforceability of various patents issued to it or others by the United States Patent and Trademark Office and internationally. Sales of its machines may be affected by patents issued to others and the commercial exploitation of technological advances in the design and production of labeling machinery may be limited by such patents. The patent litigation which has involved Trine for many years has been settled in a manner which should preclude indemnity actions against it in the U.S. as a result of patents held by its major competitor.
The settlement did not limit foreign actions against Trine by its foreign customers but none such are pending.

         Due to the nature of Trine's business, purchases of its machines are often on a onetime basis. The major continuing business is for parts and service. Trine's sales are principally in the food and beverage industry, including substantial sales to soft drink bottlers. Approximately 35% of its sales are to foreign customers. Trine sales in the domestic market are principally to companies in the food and dairy industry, although other outlets for its machinery are being developed.

         On February 1, 1996, the Corporation announced its intention to sell CMS Gilbreth.

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

FORM 10-K 1995                                               CULBRO  CORPORATION

         At year end, approximately 80% of the rentable space in Griffin Center was rented. Conditions in the commercial real estate market in the greater Hartford area continue to hamper development activities. Although leasing activities were strong in 1995, lower lease rates reflect the soft commercial market. To attract and retain tenants, Resources continues to provide a variety of amenities to maintain Griffin Center as a highly competitive, prime office park offering quality services to tenants.

         Griffin Center South, a 130-acre tract, comprises fifteen buildings of industrial and research/development space. Nine of these buildings have been retained by Resources for rental and are 78% rented. The other buildings have been built on land sold by Resources to commercial users who occupy the space. Resources has a master plan state traffic certificate which allows for the development of an additional 500,000 square feet of space.

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

         In 1988, Culbro Homes, Inc. ("Culbro Homes"), a subsidiary of Resources, began infrastructure work at Walden Woods, a 153- acre site in Windsor, Connecticut which is planned to contain more than 400 residential units. Prior to 1992 Culbro Homes had built and sold 45 homes before discontinuing the home building part of developing Walden Woods. Since then, Culbro Homes has concluded agreements with two third-party home builders which would ultimately transfer the building rights to a total of 110 units at Walden Woods. A second section of Walden Woods was opened for development in 1993, and another 64 homes have been constructed since then.

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

         387 PARK AVENUE SOUTH

         In 1983 the Corporation acquired all of the outstanding stock of a corporation whose principal asset was an office building in New York City. The building is 12 stories and contains approximately 210,000 square feet of rental space. The purchase price was approximately $15 million. The Corporation has advanced substantial amounts for building improvements. On April 21, 1995, the Corporation entered into a $5 million mortgage on the building. Approximately 11% of the space in the building has been leased to the Corporation for use as its offices and the remaining space is being leased or is available for lease as commercial rental property. Currently approximately 16% of rentable space is available for lease in this building. Results in 1995 increased slightly due to higher rental income from temporary leases.

FORM 10-K 1995                                               CULBRO  CORPORATION

SUBSIDIARIES

         In 1987 the Corporation established several wholly-owned subsidiaries and transferred to them the assets and liabilities of formerly unincorporated divisions. The Corporation serves as the parent company of separate subsidiaries operating its cigar, nursery, machine and labeling systems and land development operations. Imperial Nurseries, Inc., formerly a Division of the Corporation, was incorporated as a separate company in February 1993. See Exhibit 21 hereto. In connection with the loan agreements entered into by the Corporation in February 1993 (see Note 3 to the Consolidated Financial Statements), the Corporation pledged the stock of all of its active subsidiaries as collateral for such loans.

EMPLOYEES

         The Corporation employs approximately 2,910 persons (excluding seasonal help employed in wrapper tobacco and nursery operations).

NOTE: The brand names mentioned in this Report are trademarks owned by or licensed to the Corporation or its subsidiaries. All rights with respect thereto are reserved.

ITEM 2 - PROPERTIES

         LAND HOLDINGS

         The Corporation is a major landholder in the State of Connecticut and owns some land in the State of Massachusetts, with holdings of approximately 5,600 acres, located principally in the Connecticut River Valley. In addition, the Corporation owns approximately 1,100 acres in Florida, a portion of which is used for Imperial Nurseries' growing operations, and owns sites for Imperial Nurseries' seven sales and service centers. Each such center typically has a warehouse/office facility and 10-15 acres of nursery stock.

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

FORM 10-K 1995                                               CULBRO  CORPORATION

         FACILITIES

         The table below sets forth the general character and location of certain of the principal facilities of the Corporation and its subsidiaries. It does not include the facilities of Culbro Land Resources, Inc. (See discussion of Real Estate under Item 1 Business).

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

          The Corporation and its General Cigar Co., Inc. subsidiary lease approximately 80 acres of land for growing tobacco in the Dominican Republic. In addition, the Corporation leases approximately four other facilities for production support and related office locations which have an aggregate of approximately 54,206 square feet of floor space.

          In May 1994 a building used by General Cigar Co., Inc. for farm administration and tobacco warehousing in Windsor, Connecticut was totally destroyed by fire. The Corporation is currently negotiating a settlement for this loss with its insurance carrier.

          The Corporation's subsidiary, Club Macanudo, Inc. ("Club Macanudo"), has entered into a 10 year lease for commercial space at 26 East 63rd Street in New York City. Club Macanudo will operate a cigar bar at the location. The Corporation is a guarantor of the lease payments of Club Macanudo.

FORM 10-K 1995                                               CULBRO  CORPORATION

ITEM 3 - LEGAL PROCEEDINGS

         The Corporation is involved in various legal actions including the following:

         (a)     LITIGATION

         (i)     TOWN OF WEST SPRINGFIELD V. CULBRO CORPORATION

                 In 1986 the State of Massachusetts closed certain public and private wells in the West Springfield, Massachusetts area, where the Corporation has farmed tobacco, because of contamination by ethylene dibromide (EDB) and other pesticides. Subsequently the Corporation's farms were identified as a probable source of the EDB contamination. In 1987 the Town of West Springfield, Massachusetts filed suit in Hampden County Superior Court against the Corporation, another tobacco farmer and nine chemical manufacturers.

                 In November 1995 the parties agreed to settle this litigation. The Corporation agreed to pay $50,000 toward such settlement, all of which will be paid, or reimbursed to it, by its insurance carriers.

         (ii)    TOBACCO LITIGATION

                 In 1995 and early 1996 the Corporation's General Cigar Co., Inc. subsidiary ("General Cigar") and/or the Corporation were named as defendants, together with a variety of numerous other tobacco product manufacturers and retailers, in six Florida state circuit court actions alleging adverse health effects from the use by the plaintiffs of such tobacco products. The Corporation and/or General Cigar were subsequently dismissed from two of these actions in October and November of 1995. General Cigar understands that these actions were filed by several law firms which, according to press reports, coordinate their filings, make substantially identical allegations and are considering many such lawsuits against numerous tobacco product manufacturers.

                 These are individual actions for products liability and are not class actions. They are based on traditional tort law and include fraud claims and are not based on recent legislation passed in Florida and certain other states relating to reimbursement of health care costs. These lawsuits are in the very preliminary stages and in certain of them the Corporation and General Cigar have not been served with process.

         (iii) FRAUD LITIGATION - DRUG INVESTIGATION - WRONGFUL DISCHARGE LITIGATION

                 In the spring of 1995 General Cigar learned that packages of marijuana were passing through its Dothan, Alabama plant. The drugs were apparently being secreted by persons currently unknown in cigar shipping cartons originating from General Cigar's Kingston, Jamaica plant.

                 General Cigar immediately notified and has since fully cooperated with Customs and other federal and state officials throughout their investigation of this alleged drug trafficking. A federal Grand Jury in Birmingham, Alabama has the matter under investigation. As a result of the investigation, two former General Cigar non-management employees have been indicted and are awaiting trial on drug-related charges.

FORM 10-K 1995                                               CULBRO  CORPORATION

                 The investigation described above led in the summer of 1995 to the discovery of almost $1,000,000 of fraudulent trucking invoices submitted to General Cigar's Dothan facility by an Alabama trucking concern. As a result of this discovery General Cigar suspended and subsequently terminated one of its senior management employees because of his involvement in the processing of the trucking invoices, which were processed in a way which was an unacceptable deviation from the company's business practices. General Cigar has reason to believe this former employee and the principals of the trucking concern are expected to be indicted by the Alabama Grand Jury as a result of an investigation by the U.S. Attorney in Alabama.

                 In September 1995 General Cigar filed in Alabama federal court a civil suit under the RICO statute against the trucking concern. The former employee and the principals of the trucking concern were later added as defendants in that action.

                 In late October 1995 the former employee filed suit in the Judicial District of Hartford - New Britain (a Connecticut state court) against General Cigar and its president, alleging wrongful constructive termination and a variety of other claims of illegal activities by General Cigar, including payments to officials of foreign governments, pricing practices and election campaign contribution violations. The alleged improper campaign contributions aggregating $11,000 have been refunded by such campaigns and the Corporation is seeking a conciliation agreement with respect thereto with the Federal Election Commission.

                 Subsequently General Cigar was served with a Grand Jury subpoena in Connecticut through which an Assistant U.S. Attorney is seeking any documents relevant to many of the charges contained in the lawsuit filed by the former employee.

            (b)  INVESTIGATION

                 In May 1995 the U.S. Securities and Exchange Commission ("SEC") began an investigation into trading in Culbro shares in the period prior to the Corporation's announcement of an agreement in principle to sell a 51% interest in its General Cigar subsidiary to Tabacalera, S.A. The New York Stock Exchange subsequently initiated a similar inquiry. The transaction with Tabacalera, S.A. was subsequently terminated.

                 The SEC staff was provided with numerous documents they requested and they interviewed several officers of the Corporation and General Cigar. The Corporation also supplied the SEC with numerous reports in various financial media and the general press about the resurgence in interest in cigars and the substantial interest in Culbro and General Cigar in early 1995. The Corporation does not know the status of these investigations except that they are apparently still pending.

                                      * * *

                 Management does not believe that the above described actions will have a material adverse effect upon the financial condition of the Corporation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

FORM 10-K 1995                                               CULBRO  CORPORATION

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SECURITY HOLDER MATTERS

          On February 15, 1996 the approximate number of record holders of Common Stock of the Corporation was approximately 900 which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the New York Stock Exchange on such date was $60.00 per share. The information appearing (i) under Quarterly Data on Common Shares the Annual Report, (ii) in Note 4 to the Consolidated Financial Statements and (iii) in Note 10 to the Consolidated Financial Statements are hereby incorporated by reference.

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

FORM 10-K 1995                                               CULBRO  CORPORATION

          The following table sets forth the information called for in this Item 10 with respect to executive officers of the Corporation.

NAME OF EXECUTIVE                          OTHER PRESENT          YEAR               OTHER POSITIONS
OFFICER AND                                POSITIONS AND          SERVICE            OR OTHER BUSINESS
PRESENT PRINCIPAL                          OFFICES (2)            AS EXECUTIVE       EXPERIENCE DURING
POSITION (1)                               (BEGINNING             OFFICER            PAST FIVE
(BEGINNING YEAR)               AGE          YEAR)                 BEGAN              YEARS (YEARS)
------------------             ---         --------------         ------------       -----------------

EDGAR M. CULLMAN               78          Director                 1963             None
Chairman of the Board                      (1961)
  (1975)

EDGAR M. CULLMAN, JR.          50          Director                 1983             None
President (1984)                           (1982)


JOSEPH C. AIRD                 50          None                     1987             None
Senior Vice President-
Controller (1987)

JAY M. GREEN                   48          Treasurer                1988             None
Executive Vice                             (1988)
President Finance &
Administration (1988)

DAVID M. DANZIGER              30          None                     1996             Director of Operational Projects - The Eli Witt
Vice President                                                                       Company (7/95-1/96); Harvard Business School
Corporate Development                                                                (MBA) (9/92-6/94); Deputy Director Budget
  (1996)                                                                             and Analysis - NYC Department of
                                                                                     Transportation (8/90-7/92)

ANTHONY J. GALICI              38          None                     1995             None
Vice President-Assistant
Controller
  (1995)

JANET A. KRAJEWSKI             41          None                     1993             None
Vice President-Taxes
  (1993)

MARY L. RAFFANIELLO            42          None                     1995             None
Vice President-
Human Resources (1995)

A. ROSS WOLLEN                 52          Senior Vice              1977             None
General Counsel                            President (1983)
   (1980)                                  & Secretary (1987)

FORM 10-K 1995                                               CULBRO  CORPORATION

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

(2) Some of the Corporation's executive officers also serve as officers and directors of The Eli Witt Company. Eli Witt became a public company on February 19, 1993 although it is not currently registered under the Securities and Exchange Act of 1934. The Corporation owns 50.1% of Eli Witt's common stock. See
Note 8 to the Consolidated Financial Statements.

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

         (a)(2) Schedules (annexed hereto): Financial Statement Schedules required by Item 8 of Form 10-K for the fiscal years ended 1995, 1994 and 1993. See Index To Financial Statements and Additional Financial Data.

         (a)(3) Exhibits. (Enumeration corresponds to the Exhibit Table, Item 601, Regulation S-K. Items not enumerated are not applicable).

                             (3) THE ARTICLES OF INCORPORATION AND BY-LAWS OF
                    THE CORPORATION.

                             (A) The Articles of Incorporation, as amended to
                    date (Incorporated by reference to Exhibits to Form 10- K of the Corporation filed for the fiscal year 1984 - (Exhibit 3(A)) and to the definitive proxy statement of Registrant, dated April 11, 1988, for its Annual Meeting of Shareholders held on May 12, 1988).

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

FORM 10-K 1995                                               CULBRO  CORPORATION

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

                             (F) Shareholders Agreement dated as of April 25,
                    1994 among Culbro Corporation, MS Distribution, Inc. and The Eli Witt Company (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for fiscal year 1994).

                             (G) Culbro Corporation 10% Exchangeable Note Due
                    1998 in the amount of $15,000,000, issued April 25, 1994 to MS Distribution, Inc. (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for fiscal year 1994).

FORM 10-K 1995                                               CULBRO  CORPORATION

                             (11) STATEMENT RE: COMPUTATION OF EARNINGS PER
                                  SHARE.

                             See Index to Financial Statements and Additional
                    Financial Data.

                             (13) ANNUAL REPORT TO SECURITY HOLDERS.

                             The Corporation's Annual Report to Shareholders for
                    1995 (annexed hereto). Such Annual Report, except for those portions which are expressly incorporated by reference, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" or incorporated by reference as part of this Form 10-K.

                             (21) SUBSIDIARIES.

                             List of Subsidiaries. See Index to Financial
                    Statements and Additional Financial Data.

                             (23) REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
                                  STATEMENT SCHEDULES AND CONSENT OF INDEPENDENT ACCOUNTANTS.

                             See Index to Financial Statements and Additional
                    Financial Data.

                             (27) FINANCIAL DATA SCHEDULE.

                             See Index to Financial Statements and Additional
                    Financial Data.

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

                    (b) The Corporation filed a report on Form 8-K on October 3, 1995 stating that it had ended its previously announced negotiations for Tabacalera, S.A. to acquire a 51% interest in General Cigar Co., Inc.

                    (c) See (a)(3) above.

                    (d) See Index to Financial Statements and Additional Financial Data.

FORM 10-K 1995                                               CULBRO  CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CULBRO CORPORATION

                         By  /s/ JAY M. GREEN
                             ---------------------------------------------------
                             Jay M. Green
                             Executive Vice President-Finance and Administration

Dated:  February 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated as of February 29, 1996.


   SIGNATURES                               TITLE
   ----------                               -----

/s/ BRUCE A. BARNET                        Director
----------------------------
(Bruce A. Barnet)

/s/ JOHN L. BERNBACH                       Director
----------------------------
(John L. Bernbach)

/s/ EDGAR M. CULLMAN                       Chairman of the Board, Director and
----------------------------
(Edgar M. Cullman)                         Principal Executive Officer

/s/ EDGAR M. CULLMAN, JR.                  President, Director and
----------------------------
(Edgar M. Cullman, Jr.)                    Principal Operating Officer

/s/ FREDERICK M. DANZIGER                  Director
----------------------------
(Frederick M. Danziger)

/s/ JOHN L. ERNST                          Director
----------------------------
(John L. Ernst)

/s/ JAY M. GREEN                           Executive Vice President and
----------------------------
(Jay M. Green)                             Principal Financial Officer

/s/ THOMAS C. ISRAEL                       Director
----------------------------
(Thomas C. Israel)

/s/ DAN W. LUFKIN                          Director
----------------------------
(Dan W. Lufkin)

/s/ GRAHAM V. SHERREN                      Director
----------------------------
(Graham V. Sherren)

/s/ PETER J. SOLOMON                       Director
----------------------------
(Peter J. Solomon)

/s/ FRANCIS T. VINCENT, JR.                Director
----------------------------
(Francis T. Vincent, Jr.)

/s/ JOSEPH C. AIRD                         Senior Vice President
----------------------------
(Joseph C. Aird)                           and Controller

                   CULBRO CORPORATION AND SUBSIDIARY COMPANIES

           INDEX TO FINANCIAL STATEMENTS AND ADDITIONAL FINANCIAL DATA

         The financial statements together with the report thereon of Price Waterhouse LLP dated February 2, 1996, appearing in the accompanying 1995 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and such other information specifically incorporated by reference herein, the 1995 Annual Report to Shareholders is not to be deemed filed or incorporated by reference as part of this report.

         The following exhibits and additional financial data should be read in conjunction with the financial statements in such 1995 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                                                                                                   PAGE
                                                                                                   ----
         Consent of Independent Accountants and Financial Statements of
         Equity Investee - The Eli Witt Company                                                     F-1


         Schedules:

            VIII           Valuation and Qualifying Accounts and
                            Reserves                                                                S-1

             XI            Real Estate and Accumulated Depreciation                             S-2/S-3

         Exhibit 11 -      Statement Re: Computation of Earnings Per Share                          E-1

         Exhibit 21 -      List of Subsidiaries                                                     E-2

         Exhibit 23 -      Report of Independent Accountants on Financial
                           Statement Schedules and Consent of Independent
                           Accountants                                                              E-3

         Exhibit 27 -      Financial Data Schedule                                                  E-4


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2 - 94202) of Culbro Corporation of our report dated February 23, 1996 appearing in this Form 10-K.

/s/  Price Waterhouse LLP

PRICE WATERHOUSE LLP

Tampa, Florida
February 23, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Eli Witt Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of The Eli Witt Company and its subsidiaries at December 2, 1995 and December 3, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 2, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The Eli Witt Company is a subsidiary of Culbro Corporation and, as disclosed in the Notes accompanying the consolidated financial statements, has had extensive transactions and relationships with Culbro Corporation. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions amoung wholly unrelated parties.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Tampa, Florida
February 23, 1996

The Eli Witt Company

CONSOLIDATED BALANCE SHEET
(dollars in thousands)
--------------------------------------------------------------------------------



                                                             DECEMBER 2,  December 3,
ASSETS                                                          1995          1994
Cash                                                          $   8,769    $   9,216
Trade receivables, less allowance of $1,093 (1994 - $2,336)      55,424       64,576
Inventories                                                      43,288       54,576
Other current assets                                              1,310        1,860
                                                              ---------    ---------
      Total current assets                                      108,791      130,228

Property and equipment, net                                      37,651       43,353
Other assets                                                      7,664       15,535
                                                              ---------    ---------
      Total assets                                            $ 154,106    $ 189,116
                                                              =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                         $  59,143    $  69,058
Current portion of long-term debt                                 9,316        8,151
                                                              ---------    ---------
      Total current liabilities                                  68,459       77,209
Long-term debt                                                   90,811       97,248
Other noncurrent liabilities                                     11,660       10,141

Commitments and contingencies (Notes 2 and 9)

Mandatorily redeemable Series B preferred stock                  19,150       17,650

Series C preferred stock                                          1,744        1,464
Series A preferred stock                                         12,011       10,080
Common stock                                                         23           23
Class C common stock                                                  3            3
Capital in excess of par value                                      994          994
Retained earnings (dividends in excess of)                      (50,749)     (25,696)
                                                              ---------    ---------
      Total liabilities and shareholders' equity              $ 154,106    $ 189,116
                                                              =========    =========

                                 See Notes to Consolidated Financial Statements.

The Eli Witt Company

CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------


                                                       1995           1994          1993
NET SALES AND OTHER REVENUE                        $ 1,506,612    $ 1,521,796    $1,197,346

COSTS AND EXPENSES
   Cost of goods sold                                1,406,946      1,422,446     1,112,264
   Selling, general and administrative expenses        104,986        106,003        75,048
   Write-down of impaired assets                         3,645           --            --
   Restructuring charges                                  --            3,696          --
                                                   -----------    -----------    ----------

OPERATING PROFIT (LOSS)                                 (8,965)       (10,349)       10,034

   Interest expense, net                                 8,296          7,298         6,998
                                                   -----------    -----------    ----------
   (Loss) income before income taxes                   (17,261)       (17,647)        3,036

   Income tax (benefit) provision                        4,081         (3,236)          702
                                                   -----------    -----------    ----------

Net (loss) income                                  $   (21,342)   $   (14,411)   $    2,334
                                                   ===========    ===========    ==========

NET (LOSS) INCOME PER COMMON SHARE                 $     (9.65)   $     (7.40)   $      .25
                                                   ===========    ===========    ==========

AVERAGE COMMON SHARES OUTSTANDING                    2,595,000      2,359,245     1,930,769
                                                   ===========    ===========    ==========


                 See Notes to Consolidated Financial Statements.

The Eli Witt Company

CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
--------------------------------------------------------------------------------


                                                                 1995       1994        1993
OPERATING ACTIVITIES:
   Net (loss) income                                          $(21,342)   $(14,411)   $  2,334
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                              8,021       7,332       4,553
      Gain on sale of distribution centers                      (1,400)       --          --
      Write-down of impaired assets                              3,645        --          --
      Non-cash interest expense                                    765         231        --
      Restructuring charge                                        --         3,696        --
      Deferred income taxes                                      4,081      (3,236)        428
      Negative goodwill amortization                              --          --          (623)
      Changes in assets and liabilities which increase
        (decrease) cash, net of effects from acquisitions:
        Trade receivables                                        5,914       6,950     (10,758)
        Intercompany receivable                                   --          --        19,473
        Inventories                                              8,321      19,876      61,838
        Other current assets                                       482       2,467       1,300
        Accounts payable and accrued expenses                   (9,910)     (5,025)     (8,358)
      Increases in other non-current liabilities                 1,519         237        (769)
                                                              --------    --------    --------

Net cash provided by operating activities                           96      18,117      69,418
                                                              --------    --------    --------

INVESTING ACTIVITIES:
   Proceeds from sale of distribution centers                    8,410        --          --
   Additions to property and equipment                          (2,801)     (2,629)     (3,413)
   Dispositions of property and equipment                          999       1,099       1,268
   Payments in connection with acquisitions, net of
    cash acquired                                                 --        (2,289)     (2,762)
   Other, net                                                      690        (273)       (366)
                                                              --------    --------    --------

Net cash provided by (used in) investing activities              7,298      (4,092)     (5,273)
                                                              --------    --------    --------

FINANCING ACTIVITIES:
   (Repayments) borrowings under bank financing, net            (9,625)      9,775      69,376
   Proceeds from issuance of convertible subordinated notes      5,000       3,000        --
   Principal payments on other debt                             (3,216)     (1,520)     (3,100)
   Proceeds from mortgages                                        --         8,000      10,000
   Repayment of bank indebtedness assumed
    in acquisition                                                --       (23,904)    (24,339)
   Repayment on mortgage                                          --        (8,000)       --
   Cash dividend to parent                                        --          --       (41,529)
   (Decrease) increase in intercompany debt, net                  --          --       (67,817)
                                                              --------    --------    --------

Net cash used in financing activities                           (7,841)    (12,649)    (57,409)
                                                              --------    --------    --------

Net change in cash                                                (447)      1,376       6,736

Cash at beginning of period                                      9,216       7,840       1,104
                                                              --------    --------    --------

Cash at end of period                                         $  8,769    $  9,216    $  7,840
                                                              ========    ========    ========

                 See Notes to Consolidated Financial Statements.

The Eli Witt Company

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(dollars in thousands)
--------------------------------------------------------------------------------


                                                                                                            RETAINED
                                               SERIES C       SERIES A                          CAPITAL     EARNINGS
                                               PREFERRED      PREFERRED  COMMON   CLASS C      IN EXCESS (DIVIDENDS IN
                                                 STOCK          STOCK    STOCK  COMMON STOCK   PAR VALUE   EXCESS OF)
                                               ---------      ---------  ------ ------------   --------- -------------
Balance November 28, 1992                       $ --          $   --      $17       $-          $ 4,438    $ 40,369
Net income                                        --              --       --        -             --         2,334
Dividend to parent company                        --              --       --        -           (7,435)    (49,094)
Issuance of Class C common stock                  --              --       --        3            2,997        --
Issuance of Series A preferred stock              --             9,300     --        -             --          --
Accretion of Series A preferred stock             --               705     --        -             --          (705)
Dividends accrued on
 Series B preferred stock                         --              --       --        -             --        (1,150)
                                                ------        --------    ---       --          -------    --------

Balance November 27, 1993                         --            10,005     17        3             --        (8,246)

Net loss                                          --              --       --        -             --       (14,411)
Issuance of Series C
   preferred stock                               1,321          (1,321)    --        -             --          --
Accretion of Series A
   preferred stock                                --             1,396     --        -             --        (1,396)
Dividends accrued on
   Series B preferred stock                       --              --       --        -             --        (1,500)
Accretion of Series C
   preferred stock                                 143            --       --        -             --          (143)
Issuance of common stock                          --              --        6        -              994        --
                                                ------        --------    ---       --          -------    --------

Balance December 3, 1994                         1,464          10,080     23        3              994     (25,696)

Net loss                                          --              --       --        -             --       (21,342)
Accretion of Series A preferred stock             --             1,931     --        -             --        (1,931)
Dividends accrued on Series B preferred stock     --              --       --        -             --        (1,500)
Accretion of Series C preferred stock              280            --       --        -             --          (280)
                                                ------        --------    ---       --          -------    --------

Balance December 2, 1995                        $1,744        $ 12,011    $23       $3          $   994    $(50,749)
                                                ======        ========    ===       ==          =======    ========


                 See Notes to Consolidated Financial Statements.

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The consolidated financial statements reflect the accounts of The Eli Witt Company (the "Company") and its wholly-owned subsidiaries. Prior to February 19, 1993, the Company and Flaks, Inc. ("Flaks") were wholly-owned subsidiaries of Culbro Corporation ("Culbro"), but were operated as a single company. On February 19, 1993, in conjunction with the acquisition of Certified Grocers of Florida, Inc. described in Note 3, Flaks became a direct subsidiary of the Company in a transaction among related parties which has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements reflect the consolidated financial position, consolidated results of operations and consolidated cash flows of the Company and Flaks after elimination of intercompany accounts and transactions.

      BUSINESS SEGMENT

      The Company is a wholesale distributor of cigarettes, tobacco products, candy, food, health and beauty aids and general merchandise and at December 2, 1995 was primarily concentrated in the southeastern United States. Cigarette sales represent a significant percentage of the Company's total net sales and other revenue.

      FISCAL YEAR

      The Company's fiscal year ends on the Saturday nearest November 30. Fiscal 1995, 1994, and 1993 ended December 2, 1995, December 3, 1994, and
      November 27, 1993, respectively. The 1995 and 1993 fiscal years included 52 weeks, the 1994 fiscal year included 53 weeks.

      INVENTORIES

      The Company's inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. The inventories of Flaks (which were liquidated in 1995) of $3,948 (1994) were stated on the first-in, first-out ("FIFO") method. Inventories consist mainly of cigarettes, tobacco, candy, food, health and beauty aids and general merchandise.

      LONG-LIVED ASSETS

      During fiscal 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement establishes standards for measurement of recoverability of long-lived assets, certain identifiable intangibles, and goodwill based on changed circumstances identified to determine whether impairment of such assets exists.

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

      In accordance with the application of SFAS No. 121, the Company has reviewed the recoverability of goodwill and certain computer software development costs and has determined that the carrying amount of goodwill and software development costs should be adjusted by $1,645 and $2,000, respectively to their estimated recoverable costs. Accordingly, a total of $3,645 has been recognized as a loss in the accompanying Statement of Operations.

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

      PROMOTIONAL AND INCENTIVE PROGRAMS

      The Company records amounts relating to incentive programs for cigarette purchases on an accrual basis. Other promotional and incentive program amounts based on purchases are recognized as received. Prior to fiscal 1994, the Company recorded amounts relating to incentive programs for cigarette purchases on a cash basis. Had the Company recorded such amounts on an accrual basis, the resulting reduction in cost of goods sold would have been approximately $1.1 million for fiscal 1993.

      INTANGIBLES

      Included in other assets are the excess of the costs of businesses acquired over the fair value of their net tangible assets of $1,866 and $3,622, at December 2, 1995 and December 3, 1994, which are being amortized on a straight-line basis over 25 years and

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

      $3 million related to Supply Agreements which are being amortized over ten years. Accumulated amortization of intangible assets resulting from business acquisitions was $328 and $294, at December 2, 1995 and December 3, 1994, respectively.

      INCOME TAXES

      The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

      Prior to April 25, 1994, the Company joined with Culbro in filing consolidated federal income tax returns. In connection with the acquisition of the southern divisions of NCC L.P. on April 25, 1994, described in Note 3, the Company was disaffiliated as of that date from Culbro for purposes of filing federal income tax returns. In subsequent periods, the Company files a separate consolidated federal income tax return.

      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share of common stock are based on the weighted average number of shares of common stock outstanding during the year. Net income (loss), applicable to earnings (loss) per common share, consists of reported net income (loss) and dividend requirements and accretion on preferred stock.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The amounts included in the financial statements for trade receivables, accounts payable and accrued expenses reflect their fair values because of the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Notes 5 and 8.

2.    RESTRUCTURING

      1995

      On April 10, 1995, the Company sold the assets of its Denver and Albuquerque divisions for $8,510 and assumption of capital lease obligations of $269. Operating lease commitments with annual rental payments of $458 were also assumed by the buyer. The buyer obtained a non-compete agreement for the area serviced by these divisions for a period of three years. The Company recognized a gain on sale after all transaction costs of $1.4 million, which is included in other revenues in the consolidated statement of operations.

      During November 1995, the Company entered into a memorandum of understanding to sell the assets of its Baltimore and Richmond Divisions. The sale is contingent upon the

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

      negotiation of a definitive agreement. If the sale is consummated as proposed, the Company expects no significant gain or loss from the sale.

      1994

      Restructuring charges in 1994 principally relate to the closing of certain Eli Witt facilities and a corporate reorganization necessitated by the acquisition of NCC as described in Note 3.

3.    ACQUISITIONS

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

      The acquisition was accounted for as a purchase. The accompanying financial statements reflect the fair value of the assets and liabilities acquired. Prior to this acquisition, Culbro owned 85% of the outstanding common stock of the Company and former shareholders of Certified Grocers of Florida, Inc. ("Certified Grocers") held 15% of the outstanding common stock of the Company, which they received in connection with the acquisition of Certified Grocers in 1993. In connection with the NCC acquisition, NCC and one of its partners received a total of 995,000 shares, described above, representing approximately 38% of the outstanding common stock of the Company. Culbro retained a 50.1% ownership in the common stock of the Company and the former shareholders of Certified Grocers now hold approximately 12% of the outstanding common stock of the Company.

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

      Unaudited pro forma condensed consolidated financial information, assuming the acquisition of NCC had taken place at the beginning of 1994 and 1993 fiscal years and the acquisition of Certified Grocers (as described below) had taken place at the beginning of 1993, are as follows:

                                               1994          1993
      Net sales and other revenue          $ 1,739,000    $1,929,000
      Net loss                                 (21,000)      (10,000)
      Net loss per common share                  (9.39)        (4.90)


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

      In connection with the merger, the Company paid Culbro a Special Dividend, calculated based on the net book value (on a FIFO basis, as defined) less $25 million and other adjustments, and certain non-operating facilities of the Company with a net book value of $.4 million were transferred to Culbro. The Company's intercompany indebtedness to

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

      Culbro and Certified Grocers' indebtedness that was assumed by the Company were repaid from the $125 million of bank financing.

      Unaudited pro forma condensed consolidated financial information, assuming the acquisition of Certified Grocers had taken place at the beginning of the 1993 fiscal year, is as follows:

                                                    1993
      Net sales and other revenue                $ 1,262,000
      Net income                                         532
      Net loss per common share                         (.95)

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

4.    RELATED PARTY TRANSACTIONS

      INTERCOMPANY DEBT AND INTEREST

      Prior to the acquisition of Certified Grocers and separate financing of the Company, the Company was financed under long-term debt and revolving credit facilities maintained by Culbro on behalf of all of its subsidiaries. Culbro charged the Company a 10% rate on the average monthly balance of the intercompany debt. Intercompany interest expense charges were $1,787 in 1993 prior to the Company obtaining its separate financing. Such intercompany interest expense charges may not be indicative of the level of interest charges the Company would have incurred if it were separately financed. Long-term debt includes indebtedness to Culbro consisting of a $2 million mortgage, and a $5.3 million subordinated note. See Note 5.

      INVENTORY PURCHASES AND EXPENSE ALLOCATIONS FROM RELATED PARTIES

      In connection with the establishment of its separate financing arrangement, the Company and Culbro executed a Management Services Agreement. This arrangement at December 2, 1995 under Culbro continues to provide the Company with certain

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

      administrative services primarily legal and tax. Prior to the execution of the Management Services Agreement, Culbro provided these and other services to the Company and the Company's results for the fiscal periods prior to the Management Services Agreement reflect the estimated costs of such services. The Company purchases certain tobacco products from a subsidiary of Culbro.

      A summary of these related party purchases and charges is as follows:

                                                      1995     1994     1993
      COSTS OF GOODS SOLD
      Tobacco products purchased                     $2,872   $3,336   $2,334
                                                     ======   ======   ======

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Culbro general and administrative service
        cost allocation                              $  350   $  410   $  462
      Insurance - workers' compensation and
        property/liability                             --       --         72
      Third-party administrative services              --       --         82
                                                     ------   ------   ------
                                                     $  350   $  410   $  616
                                                     ======   ======   ======

      Such intercompany charges for selling, general and administrative expenses may not be indicative of the level of charges the Company would have incurred if the goods or services were obtained from an unrelated third party.

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

5. LONG-TERM DEBT

      Long-term debt includes:

                                                                                 Amount Outstanding

                                                                       Loan         DECEMBER 2,      December 3,
                                                                    Commitment         1995             1994
      Credit agreement:
      Revolving credit agreement                                    $   83,000       $   65,500       $   57,000
      Term loan, payable in 1996                                         5,500            5,500           23,625
                                                                    ----------       ----------       ----------
                                                                    $   88,500           71,000           80,625

      Mortgages payable, primarily at 10%, secured
       by warehouses                                                                     11,679           11,819
      Subordinated notes payable to shareholders,
       due in 1998                                                                        8,942            3,231
      Other indebtedness                                                                  2,268            2,309
      Capital leases                                                                      6,238            7,415
                                                                                     ----------       ----------
                                                                                        100,127          105,399
      Less amount due within one year                                                     9,316            8,151
                                                                                     ----------       ----------
      Long-term                                                                      $   90,811       $   97,248
                                                                                     ==========       ==========



      At December 2, 1995, the Company was operating under a waiver of certain covenants of its 1993 Credit Agreement. On January 31, 1996 the Agreement was amended. In accordance with the terms of the amendment interest rates are at LIBOR plus 3-1/4% and prime plus 1-1/2%, and the commitment will be reduced to $72.5 million in connection with the anticipated receipt of proceeds from the transaction described in Note 2. An amendment fee ranging from $500 to $1,000 will be eliminated if the amounts outstanding under the Agreement are repaid during 1996. The amendment established a revised termination date of February 1, 1997, eliminated covenants relating to the maintenance of minimum earnings to fixed charges and working capital, and established or modified covenants to maintain minimum net worth and EBIT, as defined. Unamortized deferred financing costs of $2.4 million at December 2, 1995 related to the Credit Agreement are included in other assets and are being amortized over the life of the Credit Agreement. The Credit Agreement has a commitment fee of .5% for unused lines. Annual payment requirements excluding the revolving facilities of the Credit Agreement and capital leases for the years 1997 through 1999 are $450, $13,033, and $7,520.

      The Credit Agreement is secured by accounts receivable, inventories and certain property and equipment, and places certain restrictions on the Company, including

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------
       prohibition of dividends, limitation on capital expenditures, lease commitments, ownership changes, and assets sales.

      On April 21, 1995, Culbro purchased from the Company a 10% subordinated note in the amount of $5 million. The note matures in 1998. Proceeds of the note were used for general working capital purposes.

      At December 2, 1995, the Company held interest rate swap agreements with major banks as a hedge against interest rate exposure on variable rate debt. The agreements which expire in March 1996, effectively convert $30 million of variable rate debt under the Credit Agreement to fixed rate debt at an average rate of 8.0%. The difference to be paid or received on the interest rate swap agreements is charged or credited to interest expense over the life of the swap agreements. The effect of the swap agreements, including certain agreements which expired in 1995, was to decrease interest expense in 1995 by $524 and to increase interest expense in 1994 and 1993 by $200 and $558, respectively, when interest rates varied from the swap rates. The Company considers the fixed rate and variable rate financial instruments, excluding the related party mortgage, to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

6. INCOME TAXES

      The provision (benefit) for income taxes charged (credited) to operations was as follows:

                                      1995      1994     1993
     Current:
       Federal                       $ --     $  --      $204
       State                           --        --        70
     Deferred, principally federal    4,081    (3,236)    428
                                     ------   -------    ----

     Total provision (benefit)       $4,081   $(3,236)   $702
                                     ======   =======    ====

      Deferred tax liabilities (assets) are comprised of the following at December 2, 1995 and December 3, 1994:

                                                  1995           1994
      LIFO inventory                          $     5,984    $       6,955
      Depreciation                                  5,135            5,251
      Other                                         2,402              928
                                               ----------      -----------

      Gross deferred tax liabilities               13,521           13,134
                                               ----------       ----------

      Tax net operating loss carryforward         (17,300)          (9,646)
      Pension liability                            (3,617)          (3,355)
      Restructuring reserves                       (2,707)          (3,211)
      Insurance and compensation reserves          (1,959)          (2,288)
      Other                                        (1,928)          (2,470)
                                              -----------       ----------

      Gross deferred tax assets                   (27,511)         (20,970)
                                              -----------       ----------

      Valuation allowance                          13,990            3,755
                                              -----------      -----------

      Net deferred tax asset                  $       -        $    (4,081)
                                              ===========      ===========

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                            1995              1994             1993
      Federal tax (benefit) expense at statutory rate     $   (5,869)      $   (5,993)     $     1,032
      Increase in valuation allowance                         10,235            3,358              -
      State and local income tax (benefit)                      (684)            (698)              66
      Negative goodwill                                          -                -               (212)
      Other                                                      399               97             (184)
                                                         -----------       ----------      -----------

                                                         $     4,081       $   (3,236)     $       702
                                                         ===========       ==========      ===========

      The Company has net operating loss carryforwards of $45,500 including $7,800 related to Certified Grocers. The Internal Revenue code limits utilization of the Certified Grocers' net operating loss carryforwards to $624 per year. Net operating loss carryforwards expire substantially between 2006 and 2010.

      Net operating losses are recognized to the extent of deferred tax liabilities that will reverse in the carryforward period and certain tax planning strategies identified by management. The valuation allowance has been increased to fully reserve for the net deferred tax asset that more than likely will not be realized, resulting in an increase in the valuation allowance for deferred tax assets of $10,235 during fiscal year 1995.

7.    EMPLOYEE RETIREMENT BENEFITS

      The Company maintains a noncontributory defined benefit pension plan which formerly provided for benefits to employees until 1992 when benefits were curtailed. The Plan provided benefits based on employees' years of service and compensation. Contributions to the Plan are made in accordance with the provisions of the Employee Retirement Income Security Act of 1974.

      Pension expense included in the consolidated statement of operations was as follows:

                                                                        1995             1994             1993
      Administrative costs                                        $        163     $        161     $        162
      Interest on projected benefit obligations                          1,157            1,123            1,114
      Actual return on plan assets                                      (1,637)            (312)            (955)
      Net amortization and deferral of gains (losses)                    1,001            (411)              271
                                                                  ------------    ------------      ------------

      Net pension expense                                         $        684     $        561     $        592
                                                                  ============     ============     ============

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

   At December 2, 1995 and December 3, 1994, the funded status of the Plan was as follows:

                                                      1995     1994
Plan assets as fair value, primarily equities
  and fixed income instruments                      $ 8,171   $ 7,621

Present value of benefits earned by participants,
  including vested benefit of $15,432 and
  $13,567 at December 2, 1995 and December 3,
  1994, respectively                                 15,579    13,835
                                                    -------   -------

Present value of benefit obligations in excess
  of plan assets                                      7,408     6,214

Unrecognized net gain                                   381     1,218
                                                    -------   -------


Net pension liability included in consolidated
  balance sheet                                     $ 7,789   $ 7,432
                                                    =======   =======

      Discount rates of 7.5% and 8.5% were used to compute the present value of pension benefits at December 2, 1995 and December 3, 1994, respectively. The expected rate of return on pension plan assets in 1995, 1994, and 1993 was estimated at 9% representing the average long-term rate expected from investment of the Plan's assets.

      The Company also maintains The Eli Witt Company Savings Plan which formerly provided employer matching contributions at the rate of 60% of employees' contributions. During fiscal 1994, the rate of employer matching was reduced to 30%, and matching contributions were discontinued in November 1994. Such contributions when made are limited to 5% of such employee's eligible compensation. The Company's matching contribution in 1994 was $499 and 1993 was $384.

      The Company also provides other postretirement benefits, principally health and life insurance benefits, to certain of its retired employees. Effective at the beginning of the 1993 fiscal year, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement required the Company to recognize postretirement benefits other than pensions on the accrual basis and record a liability for the present value of its unfunded accumulated postretirement benefit obligation. Previously, the Company expensed the cost of postretirement benefits when paid. The Company has elected to recognize the cumulative effect of the change in accounting for other postretirement benefits by amortizing the accumulated obligation

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

      over 20 years. The components of periodic expense for other postretirement benefits were as follows:

                                                     1995    1994   1993
      Service cost - benefits earned during year    $  41    $ 53   $ 58
      Interest cost on accumulated postretirement
         benefit obligation                           365     389    349
      Amortization of unrecognized (gain)/loss         (5)     14    --
      Amortization of accumulated postretirement
         benefit obligation                           246     246    246
                                                    -----    ----   ----

      Total expense                                 $ 647    $702   $653
                                                    =====    ====   ====

      At December 2, 1995 and December 3, 1994, the actuarial present value of the Company's future liability for these postretirement benefits, was as follows:

                                                                       1995           1994
        Retirees                                                    $   3,755      $  4,136
        Active plan participants                                        1,006           822
                                                                    ---------      --------
                                                                        4,761         4,958
        Less:  Unrecognized transition obligation                      (4,180)       (4,426)
                Unrecognized experience (gain)/loss                        37          (104)
                                                                    ---------      --------

        Net liability included in consolidated balance sheet        $     618      $    428
                                                                    =========      ========


      The accumulated postretirement benefit obligation was determined using a discount rate of 7.5% and 8.5% at December 2, 1995 and December 3, 1994, respectively. Because the Company's obligation for retirees' medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefit obligation, service cost or interest cost.

      In connection with the Certified Grocers' acquisition, the Company assumed postretirement benefits for current and former management personnel. The remaining obligation of $807 is included in the accompanying consolidated balance sheet.

      During 1995, the Company's Board of Directors approved the 1995 Long Term Incentive Unit Plan which provides for grant of up to 250,000 stock units. The Plan provides for payment subsequent to an initial public offering or a change of control of the Company. Each unit granted is to be paid equivalent to the value of one share of common stock, as defined, in cash or common stock, if approved by the Board of Directors. At December 2, 1995, 90,930 units were outstanding to officers and directors which will vest in June, 1996.

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

8. CAPITAL ACCOUNTS

      The consolidated capital accounts as of December 2, 1995 are comprised of the following:

      SERIES A PREFERRED STOCK

      Dividends on the Series A preferred commence accruing February 19, 1996. Dividends are cumulative and will be accrued at a rate of 8% through February 28, 1997, and thereafter the dividend rate will be adjusted quarterly with a ceiling of 12% and a floor of 7%. Dividend payments will be prohibited by the terms of the credit agreement and the priority of Series B and Series C preferred stock. The Series A preferred stock is redeemable at the Company's option at the stated value, plus all accrued dividends. An aggregate of $8 million of Series A and Series C preferred stock is subject to mandatory redemption if there is a change in control, as defined, or sale of 50% or more of the common stock of the Company, as defined. Holders of the Series A preferred stock do not have voting rights, however, they can appoint two non-voting representatives to the Company's Board of Directors. Also, the holders of Series A preferred stock may appoint a majority number of representatives to the Company's Board of Directors if certain events occur. The face value of the Series A preferred stock was discounted to its fair value at the date of issuance. The difference between the fair value of the Series A preferred stock and its stated value is being accreted using the interest method. This stock has a $.005 par value per share, and there are 788,199 shares authorized and outstanding.

      SERIES B PREFERRED STOCK

      Dividends on the Series B preferred are cumulative and accrue at 10%. Dividend payments are restricted under the Credit Agreement. The Series B preferred stock has liquidation preferences prior to all other classes or series of preferred and common stock, except the Series C preferred stock. The holder of the Series B preferred stock does not have voting rights. This Series B stock including accrued dividends is mandatorily redeemable in 1998 subject to loan covenant restrictions. As of December 2, 1995, no dividends on the Series B preferred stock had been declared or paid. Dividends aggregating $4,150 have been accrued and included in the preferred stock balance. The $19,150 recorded value approximates the redemption value of the Series B preferred stock. This stock has a $.01 par value per share, and there are 15,000 shares authorized and outstanding.

      SERIES C PREFERRED STOCK

      Dividends are cumulative and commence accruing February 19, 1996. The dividend rate will be 8% through February 28, 1997 and thereafter the dividend rate will be adjusted quarterly with a ceiling of 12% and a floor of 7%. Dividend payments and liquidation preferences of the Series C preferred stock have priority to all other classes or series of

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

      preferred and common stock. The Series C preferred stock is redeemable at the Company's option at the stated value plus all accrued dividends. Holders of Series C preferred stock do not have voting rights. The face value of the Series C preferred stock of $2,000 was discounted to its pro-rata fair value prior to being split from the Series A preferred. The difference between the fair value of the Series C preferred stock and its stated value is being accreted using the interest method. This stock has a $.005 par value per share, and there are 788,199 shares authorized and outstanding.

      COMMON STOCK

      There are 5,000,000 shares of common stock authorized and 2,295,000 shares issued and outstanding at December 2, 1995 and December 3, 1994.

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

9.    COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

      The Company has noncancelable leases relating principally to transportation equipment, data processing, and warehouse and office facilities.

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

      CAPITAL LEASES

      Future minimum lease payments under capital leases and the present value of such payments as of December 2, 1995 were:


                1996                                                  $  2,379
                1997                                                     2,180
                1998                                                     1,409
                1999                                                       921
                2000                                                       355
              Later years                                                  133
                                                                      --------
              Total minimum lease payments                               7,377

                Less:  Amounts representing interest                     1,139
                                                                      --------
              Present value of minimum lease payments (a)             $  6,238
                                                                      ========

      (a)  Includes current portion of $1,929 at December 2, 1995.

      At December 2, 1995, machinery and equipment included capital leases amounting to $4,777 (1994 - $6,672), which is net of accumulated depreciation of $6,446 (1994 - $6,533). Depreciation expense relating to capital leases was $1,514 in 1995 (1994 - $1,099; 1993 - $824).

      OPERATING LEASES

      Future minimum rental payments under noncancellable leases as of December 2, 1995 were:

              1996                                                      $  5,973
              1997                                                         4,459
              1998                                                         4,159
              1999                                                         2,884
              2000                                                         1,961
              Later years                                                  8,196
                                                                        --------
              Total minimum lease payments                              $ 27,632
                                                                        ========


      Total rental expense for all operating leases in 1995 was $8,226 (1994 - $7,687; 1993 - $3,375).

      LITIGATION

      The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate resolution with respect to these actions will not have a material adverse effect upon the consolidated financial position of the Company.

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------

10.   SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT INFORMATION

      NET SALES AND OTHER REVENUE

      Excise taxes paid on cigarette sales in 1995 were $180,000 (1994 - $180,000; 1993 - $130,000) and are included in net sales and other revenue and cost of goods sold. Negative goodwill amortization in 1993 which related to the acquisition of the Company by Culbro was $623 and is included in net sales and other revenue.

      INVENTORIES

      The cost of the Company's inventories at LIFO was $43,288 and $50,628 at December 2, 1995 and December 3, 1994, respectively. On a FIFO basis, the cost of the inventories would have been $58,983 and $64,803, respectively. Cost of sales on a FIFO basis would have been lower by $1,520 and $875 in 1995 and 1994, respectively, and higher by $2,090 in 1993. The Company believes that the LIFO method generally results in a better matching of costs and revenues. This supplemental information is presented for comparative purposes.

      PROPERTY AND EQUIPMENT

      Property and equipment, net, consist of:

                                   DEPRECIABLE             DEC. 2            DEC. 3
                                      LIVES                 1995              1994
      Land                                              $     2,606       $     2,606
      Buildings                        30                    23,515            23,952
      Machinery and equipment          4-10                  27,367            32,789
                                                        -----------       -----------
                                                             53,488            59,347

      Accumulated depreciation                              (15,837)          (15,994)
                                                        -----------       -----------
                                                        $    37,651       $    43,353
                                                        ===========       ===========

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses include trade payables of $47,432 (1994 - $52,697) and various accrued expenses totaling $11,711 (1994 - $16,361).

      OTHER NONCURRENT LIABILITIES

      Other noncurrent liabilities include pension liability of $7,471 (1994 - $7,432).

The Eli Witt Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
--------------------------------------------------------------------------------



      SUPPLEMENTAL CASH FLOW INFORMATION

                                              1995              1994              1993
      Cash paid during the year for:
        Interest - third party:
           Bank debt                      $      5,990     $       5,670     $       4,086
           Other indebtedness                    1,628             1,539               940
                                          ------------        ----------       -----------

                                          $      7,618     $       7,209     $       5,026
                                          ============     =============     =============



      In addition, the Company had the following non-cash investing and financing activities:

                                                        1995      1994        1993
      Capital lease assets and obligations             $2,071   $  5,838    $    388
                                                       ------   --------    --------
      Dividend of Series B preferred stock to parent   $ --     $   --      $ 15,000
                                                       ------   --------    --------
      Dividend accrued on Series B preferred stock     $1,500   $  1,500    $  1,150
                                                       ------   --------    --------
      Class C common stock issued in exchange
       for supply contracts                            $ --     $   --      $  3,000
                                                       ------   --------    --------
      Fair value of assets acquired, including
       goodwill                                        $ --     $ 50,770    $ 64,295
      Liabilities assumed                                --      (47,437)    (48,990)
      Series A preferred stock issued                    --         --        (9,300)
      Long term debt issued                              --         --        (2,467)
      Common stock issued                                --       (1,000)       --
                                                       ------   --------    --------
      Payments in connection with acquisitions           --        2,333       3,538

      Cash acquired                                      --          (44)       (776)
                                                       ------   --------    --------
      Payments in connection with acquisitions,
       net of cash acquired                            $ --     $  2,289    $  2,762
                                                       ======   ========    ========

                               CULBRO CORPORATION
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (dollars in thousands)


                                              Balance at        Charged to       Charged to        Deductions          Balance at
                                              beginning         costs and           other             from                end
Description                                     of year         expenses          accounts          reserves            of year
-----------                                   ----------        ----------        ---------        ----------          ----------


                                           FOR THE FISCAL YEAR ENDED DECEMBER 2, 1995
                                           ------------------------------------------
Reserves:

Uncollectible accounts - Trade                   $1,426          $  545              $ 20            $  832    (1)       $1,159
                                                 ======          ======              ====            ======              ======

Inventories                                      $1,479          $1,374              $ 65            $1,470    (2)       $1,448
                                                 ======          ======              ====            ======              ======

                                           FOR THE FISCAL YEAR ENDED DECEMBER 3, 1994
                                           ------------------------------------------
Reserves:

                                                                                                      1,220    (3)

Uncollectible accounts - Trade                   $2,364          $  764              $ 39            $  521    (1)       $1,426
                                                 ======          ======              ====            ======              ======

Inventories                                      $  832          $1,422              $ 90            $  865    (2)       $1,479
                                                 ======          ======              ====            ======              ======

                                           FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1993
                                           ------------------------------------------
Reserves:

Uncollectible accounts - Trade                   $2,650          $1,332              $617            $2,235    (1)       $2,364
                                                 ======          ======              ====            ======              ======

Inventories                                      $1,247          $  534              $ -             $  949    (2)       $  832
                                                 ======          ======              ====            ======              ======



NOTES:

(1) Accounts receivable written-off.
(2) Inventories disposed.
(3) Deconsolidation of Eli Witt.

                               CULBRO CORPORATION
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (dollars in thousands)

                                              Cost Capitalized
                                                Subsequent             Gross Amount
                              Initial Cost     to Acquisition       At December 2, 1995
                            ---------------   ----------------    ------------------------

                    Encum-           Bldg &           Carrying            Bldg &              Accum    Date of    Date of     Depr
Description        brances   Land    Impr.    Impr     Costs      Land    Impr       Total    Depr     Constr      Acq        Life
-----------        -------   ----   -------  -------  --------    ----   -------     -----   -------   -------    -------     -----


Land - CT           $    -  $2,925  $    -   $ 6,981   $   80   $3,005   $ 6,981    $9,986     ($288)

Restaurant
Bloomfield, CT           -       1       -     1,266        -        1     1,266     1,267      (458)   1983                 40 yrs

Rsdntl Develpmt
Windsor, CT              -      78       -     1,764    2,156       78     3,920     3,998

Comm. Office Bldg
Bloomfield, CT         736      47       -     2,190        -       47     2,190     2,237    (1,069)   1977                 40 yrs

Comm. Office Bldg
Bloomfield CT            -       3       -     1,815        -        3     1,815     1,818      (503)   1985                 40 yrs

Comm. Office Bldg
Bloomfield, CT           -       1       -     1,542       24        1     1,566     1,567      (263)   1988                 40 yrs

Comm. Office Bldg                                                                               (288)
Bloomfield CT            -       1       -     1,452       23        1     1,475     1,476              1988                 40 yrs

Comm. Office Bldg
Bloomfield, CT           -       1       -       666        -        1       666       667      (140)   1988                 40 yrs

Comm. Office Bldg
Bloomfield CT            -       5       -     3,288       40        5     3,328     3,333      (386)   1991                 40 yrs

Comm. Office Bldg
E. Granby, CT        1,972      74       -     3,148        -       74     3,148     3,222    (1,530)   1978                 40 yrs

Comm. Office Bldg
E. Granby, CT            -      32   1,723       179        -       32     1,902     1,934      (441)             1989       40 yrs

Comm. Office Bldg
Windsor, CT          3,817      69     ---     4,415      149       68     4,565     4,633      (813)   1989                 40 yrs
                    ------  ------  ------   -------   ------   ------   -------   -------   -------
                                         -
                    $6,525  $3,237  $1,723   $28,706   $2,472   $3,316   $32,822   $36,138   ($6,179)
                    ======  ======  ======   =======   ======   ======   =======   =======   ========

                               CULBRO CORPORATION

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (dollars in thousands)


FISCAL YEAR ENDED DECEMBER 2, 1995
----------------------------------
                                                                              Cost                    Reserve
                                                                             -------                  --------

Balance at beginning of period                                               $36,491                  ($5,118)
   Changes during the period:
     Improvements                                                                802
     Additions to reserve charged to costs and expenses                                                  (814)
     Reclassification                                                                                    (247)
     Cost of sales                                                            (1,155)
                                                                             -------                  -------

Balance at end of period                                                     $36,138                  ($6,179)
                                                                             =======                  ========


FISCAL YEAR ENDED DECEMBER 3, 1994
----------------------------------
                                                                              Cost                    Reserve
                                                                             -------                  -------

Balance at beginning of period                                               $39,676                  ($4,338)
   Changes during the period:
     Improvements                                                              1,624
     Additions to reserve charged to costs and expenses                                                  (780)
     Cost of sales (including writeoffs)                                      (4,809)
                                                                             -------                  -------

Balance at end of period                                                     $36,491                  ($5,118)
                                                                             =======                  ========

FISCAL YEAR ENDED NOVEMBER 27, 1993
-----------------------------------
                                                                               Cost                   Reserve
                                                                             -------                  -------

Balance at beginning of period                                               $39,328                  ($3,664)
   Changes during the period:
     Improvements                                                              1,352
     Additions to reserve charged to costs and expenses                                                  (748)
     Cost of sales                                                            (1,004)                      74
                                                                             -------                  -------
Balance at end of period                                                     $39,676                  ($4,338)
                                                                             =======                  =======

                               EXHIBIT INDEX


                     Exhibit No.           Description
                     -----------           -----------

                             (3) THE ARTICLES OF INCORPORATION AND BY-LAWS OF
                    THE CORPORATION.

                             (A) The Articles of Incorporation, as amended to
                    date (Incorporated by reference to Exhibits to Form 10- K of the Corporation filed for the fiscal year 1984 - (Exhibit 3(A)) and to the definitive proxy statement of Registrant, dated April 11, 1988, for its Annual Meeting of Shareholders held on May 12, 1988).

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

                             (F) Shareholders Agreement dated as of April 25,
                    1994 among Culbro Corporation, MS Distribution, Inc. and The Eli Witt Company (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for fiscal year 1994).

                             (G) Culbro Corporation 10% Exchangeable Note Due
                    1998 in the amount of $15,000,000, issued April 25, 1994 to MS Distribution, Inc. (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for fiscal year 1994).

                             (11) STATEMENT RE: COMPUTATION OF EARNINGS PER
                                  SHARE.

                             See Index to Financial Statements and Additional
                    Financial Data.

                             (13) ANNUAL REPORT TO SECURITY HOLDERS.

                             The Corporation's Annual Report to Shareholders for
                    1995 (annexed hereto). Such Annual Report, except for those portions which are expressly incorporated by reference, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" or incorporated by reference as part of this Form 10-K.

                             (21) SUBSIDIARIES.

                             List of Subsidiaries. See Index to Financial
                    Statements and Additional Financial Data.

                             (23) REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
                                  STATEMENT SCHEDULES AND CONSENT OF INDEPENDENT ACCOUNTANTS.

                             See Index to Financial Statements and Additional
                    Financial Data.

                             (27) FINANCIAL DATA SCHEDULE.

                             See Index to Financial Statements and Additional
                    Financial Data.

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