Form 10-Q
period 1996-03-02
CULBRO CORP
filed 1996-04-12
CIK 26093

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                      FORM 10Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the 13 weeks ended March 2, 1996                  Commission File No. 1-1210

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

                                   Yes   X     No
                                      -------    ------

Number of shares of Common Stock outstanding at March 31, 1996-4,475,104


                                       1 of 12

                                  CULBRO CORPORATION

                                       FORM 10Q

                                        INDEX



PART I - FINANCIAL INFORMATION

Consolidated Statement of Operations and
Retained Earnings - thirteen weeks ended
March 2, 1996 and March 4, 1995................................................3

Consolidated Balance Sheet
March 2, 1996 and December 2, 1995.............................................4

Consolidated Statement of Cash Flows -
thirteen weeks ended March 2, 1996 and
March 4, 1995..................................................................5

Notes to Consolidated Financial Statements...................................6-7

Management's Discussion and Analysis of
Financial Condition and Results of Operations................................8-9

PART II OTHER INFORMATION..................................................10-11

SIGNATURES....................................................................12


                                       2 of 12

                                  CULBRO CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                     (dollars in thousands except per share data)
                                     (unaudited)

                                                            13 Weeks Ended
                                                  ------------------------------
                                                    March 2,            March 4,
                                                        1996                1995
                                                  ----------          ----------
Net Sales and other revenue                       $   45,884          $   41,991

Costs and expenses
 Cost of goods sold                                   27,983              25,892
 Selling, general and administrative expenses         14,535              13,569
                                                  ----------          ----------
Operating profit                                       3,366               2,530
 (Loss) income from equity investments                  (18)                 112
 Other nonoperating income, net                          337                 587
 Interest expense, net                                 2,171               2,314
                                                  ----------          ----------
 Income before tax provision                           1,514                 915
 Income tax provision                                    590                 365
                                                  ----------          ----------
Net income                                               924                 550
Retained earnings - beginning of period              110,686              99,497
                                                  ----------          ----------
Retained earnings - end of period                 $  111,610          $  100,047
                                                  ----------          ----------
                                                  ----------          ----------

Net income per common share                       $     0.20          $     0.13
                                                  ----------          ----------
                                                  ----------          ----------

Weighted average common shares
 and equivalents outstanding                       4,622,000           4,308,000
                                                  ----------          ----------
                                                  ----------          ----------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                       3 of 12

                                  CULBRO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                     (dollars in thousands except per share data)


                                                   March 2,         December 2,
                                                       1996                1995
                                                -----------         -----------
                                                (UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents                        $    3,273          $    5,876
Receivables, less allowance of $1,246
   (1995-$1,159)                                     28,570             35,863
Inventories                                          77,564              70,269
Other current assets                                  4,946               5,389
                                                   --------            --------

Total current assets                                114,353             117,397

Property and equipment, net                          76,154              75,206
Real estate held for sale or lease, net              29,637              29,959
Investment in Series B preferred stock
   of The Eli Witt Company                           15,709              15,122
Investment in real estate joint ventures              7,806               7,964
Other, including investment in Centaur
   Communications Limited of $14,374
    (1995-$14,392)                                   18,887              19,191
Intangible assets, net                               18,047              18,271
                                                     ------              ------

Total assets                                       $280,593            $283,110
                                                   --------            --------
                                                   --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities           $ 23,169            $ 32,272
Long-term debt due within one year                    9,076               9,020
Income taxes                                          1,404               2,610
                                                   --------            --------

Total current liabilities                            33,649              43,902

Long-term debt                                       89,594              84,365
Accrued retirement benefits                          16,370              16,148
Deferred income taxes                                 6,025               5,622
Other noncurrent liabilities and deferred             8,332               8,098
   credits                                         --------            --------
Total liabilities                                   153,970             158,135
                                                   --------            --------

Shareholders' Equity
Common stock, par value $1
     Authorized - 10,000,000 shares
     Issued - 4,549,190 shares                        4,549               4,549
Capital in excess of par value                       13,092              13,276
Retained earnings                                   111,610             110,686
                                                   --------            --------
                                                    129,251             128,511
Less-Common stock in Treasury, at cost,
  118,185 shares (1995-159,045)                     (2,628)             (3,536)
                                                   --------            --------
Total shareholders' equity                          126,623             124,975
                                                   --------            --------
Total liabilities and shareholders' equity         $280,593            $283,110
                                                   --------            --------
                                                   --------            --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       4 of 12

                              CULBRO CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (dollars in thousands)
                                 (unaudited)



                                                              13 Weeks Ended
                                                      -------------------------
                                                      March 2,         March 4,
                                                          1996             1995
                                                      --------         --------
OPERATING ACTIVITIES:
Net income                                            $    924         $    550
Adjustments to reconcile net income
  to net cash used in operating activities:
Depreciation and amortization                            1,997            1,889
Loss (income) from equity investments                       18            (112)
Discount and interest on subordinated note                 587              587
Accretion and accrued dividends on Series B
  preferred stock of Eli Witt                            (587)            (587)
Provision for bad debts                                    188              127
Changes in assets and liabilities:
   Decrease in real estate held for sale or
     lease, net                                            322              260
   Increase in inventories                             (7,295)          (3,356)
   Decrease in accounts receivable                       7,105            2,682
   Decrease in accounts payable and accrued
     liabilities                                       (9,103)          (4,451)
Other, net                                                 104            (314)
                                                      --------         --------
Net cash used in operating activities                  (5,740)          (2,725)
                                                      --------         --------

INVESTING ACTIVITIES:
Additions to property and equipment                    (2,658)            (845)
                                                      --------         --------

FINANCING ACTIVITIES:
Increase in debt                                         5,073                -
Payments of debt                                             -          (2,872)
Proceeds from exercise of stock options                    722                -
                                                      --------         --------
Net cash provided by (used in) financing activities      5,795          (2,872)
                                                      --------         --------

Net decrease in cash and cash equivalents              (2,603)          (6,442)

Cash and cash equivalents at beginning of period         5,876            6,682
                                                      --------         --------

Cash and cash equivalents at end of period            $  3,273         $    240
                                                      --------         --------
                                                      --------         --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                       5 of 12

                                  CULBRO CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands except per share data)
                                     (unaudited)

A. The unaudited financial statements included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1995 Annual Report to Shareholders included in Form 10K, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period have been reflected.
         The results of operations for the thirteen weeks ended March 2, 1996 are not necessarily indicative of the results to be expected for the full year.

B. The Corporation's Credit Agreement was extended through March 31, 1997, and the Corporation and its banks are in the process of negotiating a new agreement, which is expected to be in place before the end of the current fiscal year.

C. In the 1996 first quarter, options to purchase 40,800 shares under the 1991 and 1992 Employees Incentive Stock Option Plans were exercised at prices ranging from $12.25 to $27.00 per share, generating proceeds of $722. The changes in Capital in Excess of Par Value and Common Stock in Treasury reflect the exercise of these stock options.


D.       Supplemental Financial Statement Information

    INVENTORIES
         Inventories consist of:

                                                      March 2,      December 2,
                                                          1996             1995
                                                     ---------      -----------
     Raw material and supplies                       $  37,702        $  32,839
     Work-in-process                                    18,346           16,485
     Finished goods                                     21,516           20,945
                                                     ---------        ---------
                                                     $  77,564        $  70,269
                                                     ---------        ---------
                                                     ---------        ---------
     PROPERTY AND EQUIPMENT
          Property and equipment consist of:

                                                      March 2,      December 2,
                                                          1996             1995
                                                     ---------      -----------
     Land                                            $  11,147        $  11,200
     Buildings                                          64,937           64,167
     Machinery and equipment                            62,665           60,884
     Accumulated depreciation                         (62,595)         (61,045)
                                                     ---------      -----------
                                                     $  76,154        $  75,206
                                                     ---------      -----------
                                                     ---------      -----------


                                       6 of 12

CASH FLOW
    Cash paid during the period for:

                                                              13 Weeks Ended
                                                      -------------------------
                                                      March 2,         March 4,
                                                          1996             1995
                                                      --------         --------
Interest, net of amounts capitalized                  $  1,651         $  1,846
                                                      --------         --------
                                                      --------         --------

Income taxes, net                                     $  1,373          $   284
                                                      --------         --------
                                                      --------         --------

OTHER NONOPERATING INCOME, NET
    Other nonoperating income, net, in the current and prior year's quarters reflects accrued dividends and accretion income of approximately $0.6 million on the Series B preferred stock of The Eli Witt Company ("Eli Witt") held by the Corporation, partially offset in the 1996 first quarter by consulting expenses of approximately $0.3 million related to the Corporation's investment in Eli Witt.
    The accrued dividends and accretion income on the Eli Witt preferred stock equal the accrued interest on the Corporation's subordinated note payable that is included in interest expense. The Corporation has the unilateral right to exchange the Eli Witt Series B preferred stock for the subordinated note payable and all accrued interest upon the note's maturity in August 1998.

RESULTS FROM EQUITY INVESTMENTS, NET
    The Corporation's results from equity investments in the 1996 and 1995 first quarters reflect the results of Centaur Communications Limited, the publishing business in the United Kingdom, in which the Corporation owns an equity interest of approximately 25%. In 1995 and in the 1996 first quarter, the Corporation did not recognize the results of Eli Witt because of the Corporation's negative basis in its common equity investment in Eli Witt. The Corporation will not recognize the results of Eli Witt until the negative basis in its common equity investment in Eli Witt is eliminated.
    Summarized operating results of Eli Witt are as follows:

                                                              13 Weeks Ended
                                                      -------------------------
                                                      March 2,         March 4,
                                                          1996             1995
                                                      --------         --------
Net sales and other revenue                           $328,852         $398,367
Operating loss                                         (2,175)          (1,674)
Net loss                                               (4,533)          (3,704)
Net loss applicable to common stockholders             (5,524)          (4,596)



                                       7 of 12

                        MANAGEMENTS'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES
    In the 1996 first quarter, cash used in operating activities was higher than the 1995 first quarter. This reflected a greater increase in inventories than last year, due principally to the purchase of tobacco by the Corporation's cigar business, General Cigar Co. Inc. ("General Cigar"). Also, reductions in accounts payable and accrued liabilities were greater in the 1996 first quarter because of higher accounts payable and accruals at year end 1995 than the previous year end. Partially offsetting these items was a greater reduction of accounts receivable during the 1996 first quarter, principally reflecting collections relating to sales at General Cigar in the 1995 fourth quarter.
    Investment in property and equipment was higher in 1996 than 1995 reflecting the expansion of production capacity at General Cigar to meet the growing demand for cigars, and expenditures related to the Corporation's opening of an upscale cigar bar, "Club Macanudo", in New York City, scheduled for the second quarter.
    Cash generated from financing activities reflects additional borrowings under the Corporation's Credit Agreement and proceeds from the exercise of stock options. These funds along with a portion of the cash on hand at the beginning of the quarter were used in the operating and investing activities described above. The Credit Agreement was extended through March 31, 1997, and the Corporation and its banks are currently negotiating a new agreement which is expected to be in place before the end of the current fiscal year.
    As previously announced the Corporation has offered for sale CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth"), its packaging and labeling systems business. CMS Gilbreth's business in no longer consistent with the Corporation's strategic direction, which is to increase its focus on its cigar business and related affluent market segments. Proceeds from a sale of CMS Gilbreth will most likely be used to reduce debt.
    Management expects that the Corporation's liquidity and cash flow from operations will be sufficient to meet its planned capital expenditure requirements and its maturing debt obligations.

RESULTS OF OPERATIONS
    The increase in net income in the 1996 first quarter as compared to the 1995 first quarter principally reflected higher operating profit at General Cigar, partially offset by lower operating profit at CMS Gilbreth. The increased operating profit at General Cigar reflected higher prices and increased volume of cigar sales. Demand for General Cigar's cigar products continues to be strong, as backorders increased during the first quarter. Operating profit at CMS Gilbreth was lower due principally to lower margins.



                                       8 of 12

    The Corporation's nursery products business, Imperial Nurseries, Inc. ("Imperial") incurred a slightly higher operating loss in the 1996 first quarter as compared to last year's first quarter. Imperial normally incurs a first quarter loss because sales in this highly seasonal business are minimal during the winter months which comprise the Corporation's first fiscal quarter.
Results in the Corporation's real estate businesses were substantially unchanged.
    The Corporation had a small loss from its equity investment in Centaur Communications Limited ("Centaur") in the 1996 first quarter as compared to a profit on its Centaur equity investment in the 1995 first quarter. The lower results of Centaur are attributed to a weak British economy. Interest expense was lower in the 1996 first quarter because of the Corporation's overall lower debt level in the current period.

                                       9 of 12

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11:  Statement re computation of earnings per share


                (dollars in thousands except per share data)

PRIMARY                                                         13 WEEKS ENDED
- -------                                               -------------------------
                                                        March 2,       March 4,
                                                            1996           1995
                                                      ----------     ----------
Net income                                            $      924     $      550
                                                      ----------     ----------
                                                      ----------     ----------
Weighted average common shares outstanding             4,410,000      4,308,000

Net effect of dilutive stock options based on the
   treasury stock method using average market price      212,000              -
                                                      ----------     ----------

Total                                                  4,622,000      4,308,000
                                                      ----------     ----------
                                                      ----------     ----------

Net income per common share                           $     0.20     $     0.13
                                                      ----------     ----------
                                                      ----------     ----------


FULLY DILUTED                                                   13 WEEKS ENDED
- -------------                                         -------------------------
                                                        March 2,       March 4,
                                                            1996           1995
                                                      ----------     ----------
Net income                                            $      924     $      550
                                                      ----------     ----------
                                                      ----------     ----------

Weighted average common shares outstanding             4,410,000      4,308,000
                                                      ----------     ----------
                                                      ----------     ----------

Net effect of dilutive stock options based on the
   treasury stock method using ending market price       236,000              -
                                                      ----------     ----------

Total                                                  4,646,000      4,308,000
                                                      ----------     ----------
                                                      ----------     ----------

Net income per common share                           $     0.20     $     0.13
                                                      ----------     ----------
                                                      ----------     ----------



                                       10 of 12

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                       CULBRO CORPORATION
                                       (REGISTRANT)



Date:  April 11, 1996                  /s/ Jay M. Green
                                       -------------------------------------
                                       Jay M. Green
                                       Executive Vice President -
                                       Chief Financial Officer and Treasurer



Date:  April 11, 1996                  /s/ Joseph Aird
                                       ----------------------------------
                                       Joseph Aird
                                       Senior Vice President - Controller


                                       11 of 12