Form 10-Q
period 1996-06-03
CULBRO CORP
filed 1996-07-16
CIK 26093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the 13 weeks ended June 1, 1996               Commission File No. 1-1210


                               CULBRO CORPORATION

             (Exact name of registrant as specified in its charter)


NEW YORK                                                              13-0762310
(state or other jurisdiction of incorporation or                   (IRS Employer
organization)                                                     Identification
                                                                         Number)

387 Park Avenue South, New York, New York                             10016-8899
(Address of principal executive offices)                              (Zip code)

Registrant's Telephone Number including Area Code                 (212) 448-3800

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
                                               Yes     X    No
                                                  --------    ---------

Number of shares of Common Stock outstanding at June 30, 1996 - 4,511,593

                               1 of 16

                               CULBRO CORPORATION


                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE


     Consolidated Statement of Operations and
     Retained Earnings - thirteen weeks ended
     June 1, 1996 and June 3, 1995 . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statement of Operations and
     Retained Earnings - twenty-six weeks ended
     June 1, 1996 and June 3, 1995 . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Balance Sheet
     June 1, 1996 and December 2, 1995 . . . . . . . . . . . . . . . . . . . . 5

     Consolidated Statement of Cash Flows -
     twenty-six weeks ended June 1, 1996
     and June 3, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 7-9

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . . . 10-11

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 12-15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                               2 of 16

                               CULBRO CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  (dollars in thousands except per share data)
                                   (unaudited)


                                                           13 WEEKS ENDED
                                                       --------------------

                                                           JUNE 1,   June 3,
                                                             1996       1995
                                                        ---------  ---------
Net sales and other revenue                            $   53,772 $   48,636
Costs and expenses:
  Cost of goods sold                                       32,356     30,035
  Selling, general and administrative expenses             14,739     11,679
                                                        ---------  ---------
Operating profit                                            6,677      6,922
  Income from equity investment                               175         38
  Other nonoperating income (expense), net                    587       (429)
  Gain on insurance settlement                                  -      2,105
  Interest expense, net                                     2,380      2,480
                                                        ---------  ---------
  Income before income tax provision                        5,059      6,156
  Income tax provision                                      1,954      2,290
                                                        ---------  ---------
Income from continuing operations                           3,105      3,866
Discontinued operation, net of tax of $206
  (1995 - $980)                                               272      1,096
                                                        ---------  ---------
Net income                                                  3,377      4,962
Retained earnings - beginning of period                   111,610    100,047
                                                        ---------  ---------
Retained earnings - end of period                      $  114,987 $  105,009
                                                        ---------  ---------
                                                        ---------  ---------

Income per common share from continuing operations     $     0.67 $     0.90
Income per common share from discontinued operation          0.06       0.25
                                                        ---------  ---------

Net income per common share                            $     0.73 $     1.15
                                                        ---------  ---------
                                                        ---------  ---------
Weighted average common shares and equivalents
  outstanding                                           4,669,000  4,312,000
                                                        ---------  ---------
                                                        ---------  ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               3 of 16

                               CULBRO CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  (dollars in thousands except per share data)
                                   (unaudited)


                                                          26 WEEKS ENDED
                                                       --------------------

                                                          JUNE 1,    June 3,
                                                             1996       1995
                                                        ---------  ---------
Net sales and other revenue                            $   86,674 $   77,517
Costs and expenses:
  Cost of goods sold                                       51,006     47,552
  Selling, general and administrative expenses             26,449     22,178
                                                        ---------  ---------
Operating profit                                            9,219      7,787
  Income from equity investment                               157        150
  Other nonoperating income, net                              924        158
  Gain on insurance settlement                                  -      2,105
  Interest expense, net                                     4,544      4,785
                                                        ---------  ---------
  Income before income tax provision                        5,756      5,415
  Income tax provision                                      2,223      2,014
                                                        ---------  ---------
Income from continuing operations                           3,533      3,401
Discontinued operation, net of tax of $527
  (1995 - $1,621)                                             768      2,111
                                                        ---------  ---------
Net income                                                  4,301      5,512
Retained earnings - beginning of period                   110,686     99,497
                                                        ---------  ---------
Retained earnings - end of period                      $  114,987 $  105,009
                                                        ---------  ---------
                                                        ---------  ---------

Income per common share from continuing operations     $     0.76 $     0.79
Income per common share from discontinued operation          0.17       0.49
                                                        ---------  ---------
Net income per common share                            $     0.93 $     1.28
                                                        ---------  ---------
                                                        ---------  ---------

Weighted average common shares and
  equivalents outstanding                               4,646,000  4,310,000
                                                        ---------  ---------
                                                        ---------  ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               4 of 16

                               CULBRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                  (dollars in thousands except per share data)


ASSETS                                                    JUNE 1,   Dec. 2,
                                                             1996      1995
                                                        ---------  --------
                                                      (UNAUDITED)
Current Assets
Cash and cash equivalents                              $    3,812 $   6,523
Receivables, less allowance of $926  (1995 - $803)         29,416    28,377
Inventories                                                73,933    63,774
Other current assets                                        4,881     4,884
                                                        ---------  --------

Total current assets                                      112,042   103,558

Property and equipment, net                                63,655    61,059

Real estate held for sale or lease, net                    29,280    29,959
Investment in Series B preferred stock of
  The Eli Witt Company                                     16,296    15,122
Investment in real estate joint ventures                    7,669     7,964
Other, including investment in Centaur
  Communications Limited of $14,549 (1995 - $14,392)       17,855    18,048

Net assets of discontinued operation                       43,874    42,396
                                                        ---------  --------

Total assets                                           $  290,671 $ 278,106
                                                        ---------  --------
                                                        ---------  --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities               $   19,690 $  27,363
Long-term debt due within one year                          8,364     8,988
Income taxes                                                3,562     2,610
                                                        ---------  --------

Total current liabilities                                  31,616    38,961

Long-term debt                                             97,230    84,302
Accrued retirement benefits                                16,780    16,148
Deferred income taxes                                       5,537     5,622
Other noncurrent liabilities and deferred credits           8,542     8,098
                                                        ---------  --------
Total liabilities                                         159,705   153,131
                                                        ---------  --------

Shareholders' Equity
Common stock, par value $1
  Authorized - 10,000,000 shares, Issued -
  4,549,190 shares                                          4,549     4,549
Capital in excess of par value                             12,335    13,276
Retained earnings                                         114,987   110,686
                                                        ---------  --------
                                                          131,871   128,511
Less - Common stock in Treasury, at cost,
  37,537 shares (1995 - 159,045)                            (905)   (3,536)
                                                        ---------  --------
Total shareholders' equity                                130,966   124,975
                                                        ---------  --------

Total liabilities and shareholders' equity             $  290,671 $ 278,106
                                                        ---------  --------
                                                        ---------  --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               5 of 16

                               CULBRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                           26 WEEKS ENDED
                                                        -------------------
                                                          JUNE 1,   June 3,
                                                             1996      1995
                                                        ---------  --------

     OPERATING ACTIVITIES:
     Net income                                        $    4,301 $   5,512
     Adjustments to reconcile net income
      to net cash (used in) provided by operating
      activities:
        Depreciation and amortization                       2,311     2,538
        Income from discontinued operation                   (768)   (2,111)
        Gain on insurance settlement                            -    (2,105)
        Income from equity investment                        (157)     (150)
        Discount and interest on subordinated
         note                                               1,174     1,174
        Accrued dividends and accretion
         income on Series B preferred stock
         of Eli Witt                                       (1,174)   (1,174)
        Provision for bad debts                               160       137
     Changes in assets and liabilities:
        Increase in accounts receivable                    (1,199)   (4,940)
        Increase in inventories                           (10,159)   (4,014)
        Decrease in real estate held for sale
         or lease, net                                        679       932
        Decrease in accounts payable and
         accrued liabilities                               (7,673)     (393)
        Increase in income taxes payable                      952       729
        (Decrease) increase in deferred
         income taxes                                         (85)    1,316
     Other, net                                             1,094       854
                                                        ---------  --------
     Net cash used in operating activities
      of continuing operations                            (10,544)   (1,695)
     Net cash (used in) provided by discontinued
      operation                                              (710)    3,211
                                                        ---------  --------
     Net cash (used in) provided by operating
      activities                                          (11,254)    1,516
                                                        ---------  --------

     INVESTING ACTIVITIES:
     Additions to property and equipment                   (5,033)   (1,861)
     Investment in Eli Witt subordinated note                   -    (5,000)
     Proceeds from insurance settlement                         -     2,225
                                                        ---------  --------
     Net cash used in investing activities                 (5,033)   (4,636)
                                                        ---------  --------

     FINANCING ACTIVITIES:
     Increase in debt                                      12,262     5,000
     Proceeds from exercise of stock options                1,688       550
     Payments of debt                                        (374)   (6,093)
                                                        ---------  --------
     Net cash provided by (used in) financing
     activities                                            13,576      (543)
                                                        ---------  --------

     Net decrease in cash and cash equivalents             (2,711)   (3,663)

     Cash and cash equivalents at beginning of period       6,523     6,938
                                                        ---------  --------

     Cash and cash equivalents at end of period        $    3,812 $   3,275
                                                        ---------  --------
                                                        ---------  --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               6 of 16

                               CULBRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)
                                   (unaudited)
1. The unaudited financial statements of Culbro Corporation (the "Corporation") included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1995 Annual Report to Shareholders included in Form 10K, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.
          The results of operations for the second quarter and six-month period ended June 1, 1996 are not necessarily indicative of the results to be expected for the full year.

2. On June 5, 1996, the Corporation and its banks entered into an $85 million Second Amended and Restated Credit Agreement ("1996 Credit Agreement") which replaced the existing Credit Agreement that was scheduled to terminate in March 1997. The 1996 Credit Agreement provides the Corporation with a revolving credit line up to $65 million for general working capital purposes and $20 million to be used for the repayment of the Corporation's Senior Notes. The 1996 Credit Agreement has an interest rate of LIBOR plus a margin of 1 1/4%, and in lieu of compensating balance requirements, the Corporation will pay a commitment fee of 3/8 of 1% per annum on the unused available balance. The 1996 Credit Agreement will terminate in May 1999 and includes limitations on indebtedness, capital expenditures, investments, dividends and significant transactions (as defined).

3. On June 6, 1996, the Corporation signed a letter of intent to sell its industrial products business, CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth"), which manufactures packaging and labeling systems, including plastic shrink film labels and tamper-evident seals, and packaging machinery to apply them. The Corporation had previously announced its intent to sell CMS Gilbreth because that business no longer met the Corporation's strategic direction. Completion of the sale of CMS Gilbreth is subject to further negotiations, due diligence and completion of a definitive agreement. The Corporation expects to realize a gain on the sale of CMS Gilbreth.

          CMS Gilbreth is reported as a discontinued operation in the accompanying financial statements. Accordingly, the Corporation's results of continuing operations do not include CMS Gilbreth. Financial statements of the prior periods have been restated to reflect the current presentation. Net sales and other revenue of CMS Gilbreth in the 1996 second quarter and six month period were $10,456 and $23,438, respectively, and $14,422 and $27,532, respectively, in the 1995 second quarter and six month period.

          Net assets of CMS Gilbreth includes the following:


                                           June 1,    Dec. 2,
                                              1996       1995
                                          --------   --------
              Current assets              $ 14,348   $ 13,839
              Property and equipment, net   13,697     14,147
              Intangible assets, net        17,830     18,271
              Other assets                   1,371      1,143
                                          --------   --------
              Total assets                  47,246     47,400
              Current liabilities            3,372      5,004
                                          --------   --------
                                          $ 43,874   $ 42,396
                                          --------   --------
                                          --------   --------



                               7 of 16

4. In the six-month period ended June 1, 1996, options to purchase 124,286 shares under the Corporation's stock option plans were exercised at prices ranging from $4.00 to $27.00 per share, generating proceeds of $ 1,688. The changes in Capital in Excess of Par Value and Common Stock in Treasury reflect the exercise of those stock options.


5. Supplemental Financial Statement Information


   GAIN ON INSURANCE SETTLEMENT
     The 1995 second quarter and six-month period included a gain from the settlement of the property insurance claim related to a fire in 1994 at an administration and warehouse facility owned and operated by the Corporation's subsidiary, General Cigar Co., Inc. ("General Cigar"). The gain reflected proceeds of $2,225 less the writeoff of the destroyed building. A remaining insurance claim related to the fire is still pending.



     INVENTORIES
       Inventories consist of:
                                        June 1,     Dec. 2,
                                           1996        1995
                                       --------    --------
       Raw materials and supplies      $ 38,432    $ 31,163
       Work-in-process                   17,672      14,236
       Finished goods                    17,829      18,375
                                       --------    --------
                                       $ 73,933    $ 63,774
                                       --------    --------
                                       --------    --------


     PROPERTY AND EQUIPMENT
       Property and equipment consist of:
                                        June 1,     Dec. 2,
                                           1996        1995
                                       --------    --------
       Land                            $ 10,202    $ 10,516
       Buildings                         60,062      58,504
       Machinery and equipment           43,009      39,730
       Accumulated depreciation         (49,618)    (47,691)
                                       --------    --------
                                       $ 63,655    $ 61,059
                                       --------    --------
                                       --------    --------

     CASH FLOW
       Cash paid during the period for:
                                            26 Weeks Ended
                                        -------------------
                                        June 1,     June 3,
                                           1996        1995
                                       --------    --------
       Interest, net of amounts
        capitalized                   $   3,348    $  3,722
                                       --------    --------
                                       --------    --------

       Income taxes, net              $   1,898     $ 1,084
                                       --------    --------
                                       --------    --------


                               8 of 16

     RESULTS FROM EQUITY INVESTMENTS
       The Corporation's income from equity investments in the 1996 and 1995 six month periods reflect the results of Centaur Communications Limited, the publishing business in the United Kingdom, in which the Corporation owns an equity interest of approximately 25%. In 1995 and in the 1996 six month period, the Corporation did not recognize any results from its investment in The Eli Witt Company ("Eli Witt"), because of the Corporation's negative basis in its common equity investment in Eli Witt. The Corporation will not recognize the results of Eli Witt until the negative basis in its common equity investment in Eli Witt is eliminated.
       Summarized operating results of Eli Witt are as follows:

                                             26 Weeks Ended
                                         --------------------
                                          June 1,     June 3,
                                             1996        1995
                                         --------    --------
     Net sales and other revenue        $ 602,318   $ 793,558
     Operating loss                        (3,058)     (2,351)
     (Loss) gain on disposition of
       divisions                             (917)      1,000
     Net loss                              (7,919)     (5,490)
     Net loss applicable to common
       stockholders                        (9,613)     (7,297)


                               9 of 16

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's increased use of cash in continuing operating activities, as compared to last year, principally reflects an increase in inventories and a decrease in accounts payable and accrued liabilities in 1996. The higher inventories reflect purchases of tobacco by General Cigar to support production to meet the demand for its premium cigars. The decrease in accounts payable and accrued liabilities principally reflects payment of incentive compensation and other items that were accrued at year end 1995. Cash used by the Corporation's discontinued operation, CMS Gilbreth, as compared to cash provided last year, principally reflects lower profit and timing of payments in that business.

     Additions to property and equipment principally reflect facility expansion and equipment purchases to increase production capacity at General Cigar and leasehold improvements and equipment purchases for Club Macanudo, Inc., ("Club Macanudo") the Corporation's cigar bar that opened on May 1, 1996 in New York City. Cash provided by financing activities reflects an increase in the amount outstanding under the Corporation's revolving credit facility and proceeds from the exercise of stock options. The cash from these sources was used in the Corporation's operating activities and to finance capital expenditures.

     On June 5, 1996, the Corporation and its banks extended its existing revolving credit agreement through 1999 by entering into an $85 million Second Amended and Restated Credit Agreement ("1996 Credit Agreement"). The 1996 Credit Agreement provides the Corporation with a credit line of $65 million for general working capital purposes and a $20 million credit line for repayment of the Senior Notes, which are scheduled to mature in equal installments of $7 million each in July 1996, 1997 and 1998. The 1996 Credit Agreement has an interest rate of LIBOR plus a margin of 1 1/4%, and includes limitations on indebtedness, capital expenditures, investments, dividends and significant transactions (as defined).

     The Corporation, which previously announced its intention to sell its labeling and packaging systems business, CMS Gilbreth, because that business no longer meets the Corporation's strategic focus, signed a letter of intent on June 6, 1996 to sell CMS Gilbreth. Net proceeds from the sale, after expenses and taxes, will be used to reduce debt. The sale of CMS Gilbreth is subject to further negotiations, due diligence and completion of a definitive agreement.

     Management expects that the Corporation's liquidity and cash flow from operations will be sufficient to meet its planned capital expenditure requirements and its maturing debt obligations.


                               10 of 16

RESULTS OF OPERATIONS

     Income from continuing operations declined in the 1996 second quarter versus last year and was substantially unchanged in the six month period. General Cigar's operating profit increased 30% and 40%, respectively, as compared to the prior year's second quarter and six month period, while operating profit in the nursery products business was lower. Additionally, last year's second quarter and six month period benefitted from nonrecurring items which included a pretax gain of approximately $2.1 million on an insurance settlement from a 1994 fire at a General Cigar facility and expenses of approximately $1.0 million related to the Corporation's investment in Eli Witt.

     Net income declined in the 1996 second quarter and six month period versus the comparable 1995 periods due to lower results of CMS Gilbreth, reported as a discontinued operation, and the changes in continuing operations described above.

     The higher operating profit at General Cigar reflected higher net sales due to increased volume and price increases. Higher gross profit, due to the increased volume and higher margins, was partially offset by higher operating expenses. Despite increased production and the higher sales, backorders of cigars, especially for General Cigar's leading premium brands, Macanudo and Partagas, increased, as demand continues to exceed production capabilities.

     The lower operating profit in the Corporation's nursery products business, Imperial Nurseries, Inc. ("Imperial"), was principally due to lower margins and higher expenses. Expense levels were increased in anticipation of sales increases which did not materialize due to poor weather this past spring. Net sales of Imperial were substantially unchanged from last year.

     Operating profit at Culbro Land Resources, Inc. ("CLR"), the Corporation's real estate business in Connecticut, was lower in the second quarter and six month period due principally to lower residential lot sales and lower rental income in the current year.

     Income from the Corporation's equity investment in Centaur was slightly higher in the second quarter but substantially unchanged in the six month period. Other nonoperating income increased over last year in the second quarter and six month period because last year's results included the expenses related to the Corporation's investment in Eli Witt. In 1996, expenses related to the Corporation's investment in Eli Witt were approximately $0.3 million, which were recorded in the first quarter.


                               11 of 16

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

   (1) In Item 3 of its Annual Report on Form 10-K for fiscal year 1995 (the "Form 10-K") the Corporation discussed six Florida state circuit court actions filed against it and/or its General Cigar subsidiary and various other tobacco product manufacturers and retailers. These actions alleged adverse health effects from the use by the plaintiffs of such tobacco products.
          The Corporation and General Cigar have been dismissed without prejudice or removed as defendants from five of the six actions and have not been served in the sixth action.

   (2) The Form 10-K described an investigation by General Cigar which led to the discovery of almost $1,000,000 of fraudulent trucking invoices submitted to General Cigar's Dothan facility by an Alabama trucking concern. As a result of this discovery General Cigar suspended and subsequently terminated one of its senior management employees because of his involvement in the processing of the trucking invoices. The former employee and the principals of the trucking concern were indicted by a federal grand jury in Birmingham, Alabama. The principals of the trucking concern recently pled guilty to wire fraud and in their plea implicated the former employee who has maintained his innocence. His trial is scheduled for October 1996. The Form 10-K also disclosed that two former General Cigar non-management employees had been indicted on drug-related charges. They have recently pled guilty and have been sentenced to prison for terms of one and two years.
          There have been no other material developments in the other matters discussed in Item 3 of the Form 10-K.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    Annual Meeting of Shareholders - April 11, 1996

(b)    The following were elected as Directors at the Annual Meeting

          Bruce A. Barnet              Thomas C. Israel
          John L. Bernbach             Dan W. Lufkin
          Edgar M. Cullman (Chairman)  Graham V. Sherren
          Edgar M. Cullman, Jr.        Peter J. Solomon
          Frederick M. Danziger        Francis T. Vincent, Jr.
          John L. Ernst

(c)(i) 1) Mr. Bruce A. Barnet was elected a Director for 1996 with 4,019,077 votes in favor, 17,263 opposed and 394,665 not voting.

       2) Mr. John L. Bernbach was elected a Director for 1996 with 4,019,077 votes in favor, 17,263 opposed and 394,665 not voting.

       3) Mr. Edgar M. Cullman was elected a Director for 1996 with 4,017,344 votes in favor, 18,996 opposed and 394,665 not voting.

       4) Mr. Edgar M. Cullman, Jr. was elected a Director for 1996 with 4,017,377 votes in favor, 18,963 opposed and 394,665 not voting.


                               12 of 16

     5) Mr. Frederick M. Danziger was elected a Director for 1996 with 4,017,277 votes in favor, 19,063 opposed and 394,665 not voting.

     6) Mr. John L. Ernst was elected a Director for 1996 with 4,017,277 votes in favor, 19,063 opposed and 394,665 not voting.

     7) Mr. Thomas C. Israel was elected a Director for 1996 with 4,022,177 votes in favor, 14,163 opposed and 394,665 not voting.

     8) Mr. Dan W. Lufkin was elected a Director for 1996 with 3,995,744 votes in favor, 40,596 opposed and 394,665 not voting.

     9) Mr. Graham V. Sherren was elected a Director for 1996 with 3,987,944 votes in favor, 48,396 opposed and 394,665 not voting.

     10) Mr. Peter J. Solomon was elected a Director for 1996 with 4,014,077 votes in favor, 22,263 opposed and 394,665 not voting.

     11) Mr. Francis T. Vincent, Jr. was elected a Director for 1996 with 4,019,037 votes in favor, 17, 303 opposed and 394,665 not voting.

(ii) The selection of Price Waterhouse LLP as independent accountants for 1996 was approved by 4,028,563 votes in favor and 3,101 opposed with 4,676 abstentions and 394,665 not voting.

(iii) The amendments to the employment agreement with the Corporation's chief financial officer were approved by 3,982,627 votes in favor, 26,211 opposed with 27,502 abstentions and 394,665 not voting.

(iv) The adoption of the 1996 Stock Plan of the Corporation was approved by 2,863,045 votes in favor and 869,119 opposed with 304,176 abstentions and 394,665 not voting.

(v) The adoption of the 1996 Stock Option Plan for Non-employee Directors was approved by 3,715,887 votes in favor, 48,691 votes opposed with 271,762 abstentions and 394,665 not voting

(d)   Not applicable


                               13 of 16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibit 11: Statement re computation of earnings per share
          (dollars in thousands excepts per share data)

PRIMARY                                                13 Weeks Ended
                                                  ------------------------
                                                    June 1,        June 3,
                                                     1996             1995
                                                  ----------     ---------
Income from continuing operations                 $    3,105     $   3,866
Income from discontinued operation, net of tax           272         1,096
                                                  ----------     ---------
Net income                                        $    3,377     $   4,962
                                                  ----------     ---------
                                                  ----------     ---------
Weighted average common shares
  outstanding                                      4,483,000     4,312,000

Net effect of dilutive stock options based
  on the treasury stock method using
  average market price                               186,000             -
                                                  ----------     ---------

Total                                              4,669,000     4,312,000
                                                  ----------     ---------
                                                  ----------     ---------

Income per common share from continuing
  operations                                      $     0.67     $    0.90
Income per common share from
  discontinued operation                                0.06          0.25
                                                  ----------     ---------
Net income per common share                       $     0.73     $    1.15
                                                  ----------     ---------
                                                  ----------     ---------

FULLY DILUTED                                          13 Weeks Ended
                                                  ------------------------
                                                     June 1,       June 3,
                                                        1996          1995
                                                  ----------     ---------

Income from continuing operations                 $    3,105    $    3,866
Income from discontinued operation, net of tax           272         1,096
                                                  ----------     ---------
Net income                                        $    3,377    $    4,962
                                                  ----------     ---------
                                                  ----------     ---------

Weighted average common shares outstanding         4,483,000     4,312,000

Net effect of dilutive stock options based
  on the treasury stock method using the
  higher of average/ending market price              186,000             -
                                                  ----------     ---------
Total                                              4,669,000     4,312,000
                                                  ----------     ---------
                                                  ----------     ---------

Income per common share from
  continuing operations                           $     0.67    $     0.90
Income per common share from
  discontinued operation                                0.06          0.25
                                                  ----------     ---------
Net income per common share                       $     0.73    $     1.15
                                                  ----------     ---------
                                                  ----------     ---------



                               14 of 16

PRIMARY                                                26 WEEKS ENDED
- -------                                           ------------------------
                                                     June 1,       June 3,
                                                        1996          1995
                                                  ----------     ---------
Income from continuing operations                $     3,533    $    3,401
Income from discontinued operation, net of tax           768         2,111
                                                  ----------     ---------
Net income                                       $     4,301    $    5,512
                                                  ----------     ---------
                                                  ----------     ---------
Weighted average common shares and equivalents
  outstanding:
  1st quarter                                      4,622,000     4,308,000
  2nd quarter                                      4,669,000     4,312,000
                                                  ----------     ---------
                                                   9,291,000     8,620,000
  divided by:                                              2             2
                                                  ----------     ---------
Total                                              4,646,000     4,310,000
                                                  ----------     ---------
                                                  ----------     ---------


Income per common share from
  continuing operations                          $      0.76    $     0.79
Income per common share from
  discontinued operation                                0.17          0.49
                                                  ----------     ---------
Net income per common share                      $      0.93    $     1.28
                                                  ----------     ---------
                                                  ----------     ---------


FULLY DILUTED                                          26 WEEKS ENDED
- -------------                                     ------------------------
                                                     June 1,       June 3,
                                                        1996          1995
                                                  ----------     ---------
Income from continuing operations                $     3,533    $    3,401
Income from discontinued operation, net of tax           768         2,111
                                                  ----------     ---------
Net income                                       $     4,301    $    5,512
                                                  ----------     ---------
                                                  ----------     ---------
Weighted average common shares and equivalents
  outstanding:
  1st quarter                                      4,646,000     4,308,000
  2nd quarter                                      4,669,000     4,312,000
                                                  ----------     ---------
                                                   9,315,000     8,620,000
  divided by:                                              2             2
                                                  ----------     ---------
Total                                              4,658,000     4,310,000
                                                  ----------     ---------
                                                  ----------     ---------


Income per common share from
  continuing operations                          $      0.76    $     0.79
Income per common share from
  discontinued operation                                0.17          0.49
                                                  ----------     ---------
Net income per common share                      $      0.93    $     1.28
                                                  ----------     ---------
                                                  ----------     ---------




                               15 of 16

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                       CULBRO CORPORATION

                                     /s/  Jay M. Green
DATE: July 16, 1996                 -------------------------------------
                                                             Jay M. Green
                                                 Executive Vice President
                                    Chief Financial Officer and Treasurer



                                    /s/  Joseph Aird
DATE: July 16, 1996                 -------------------------------------
                                                              Joseph Aird
                                       Senior Vice President - Controller

                               16 of 16