Form 10-Q
period 1996-08-31
CULBRO CORP
filed 1996-10-16
CIK 26093

    THIS DOCUMENT IS A COPY OF THE FORM 10Q FILED ON OCTOBER 16, 1996
           PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the 13 weeks ended August 31, 1996           Commission File No. 1-1210


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

Number of shares of Common Stock outstanding at September 30, 1996 - 4,511,593

                                  CULBRO CORPORATION


                                        INDEX



PART I - FINANCIAL INFORMATION                                              PAGE


    Consolidated Statement of Operations and
    Retained Earnings - thirteen weeks ended
    August 31, 1996 and September 2, 1995.....................................3

    Consolidated Statement of Operations and
    Retained Earnings - thirty-nine weeks ended
    August 31, 1996 and September 2, 1995.....................................4

    Consolidated Balance Sheet
    August 31, 1996 and December 2, 1995......................................5

    Consolidated Statement of Cash Flows -
    thirty-nine weeks ended August 31, 1996
    and September 2, 1995.....................................................6

    Notes to Consolidated Financial Statements..............................7-9

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations.........................10-11

PART II - OTHER INFORMATION...............................................12-14


SIGNATURES...................................................................15

                                  CULBRO CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                     (dollars in thousands except per share data)
                                     (unaudited)




                                                                         13 Weeks Ended
                                                                       ------------------
                                                                    August 31,  September 2,
                                                                         1996           1995
                                                                      --------       --------
Net sales and other revenue                                          $50,831        $ 43,329
Costs and expenses:
  Cost of goods sold                                                  28,107          24,411
  Selling, general and administrative expenses                        15,503          12,972
                                                                      --------       --------
Operating profit                                                       7,221           5,946
  Loss from equity investment                                           (131)           (200)
  Other nonoperating income, net                                         587             486
  Interest expense, net                                                2,406           2,268
                                                                      --------       --------
  Income before income tax provision                                   5,271           3,964
  Income tax provision                                                 2,144           1,475
                                                                      --------       --------
Income from continuing operations                                      3,127           2,489
                                                                      --------       --------

Discontinued operation:
  Income from operations, net of taxes of $595 in 1995                     -             556
  Provision for loss on sale, net of tax benefit and reversal
    of excess deferred taxes of $4,316                                (1,311)              -
                                                                      --------       --------
(Loss) income from discontinued operation                             (1,311)            556
                                                                      --------       --------

Net income                                                             1,816           3,045
Retained earnings - beginning of period                              114,987         105,009
                                                                      --------       --------
Retained earnings - end of period                                 $  116,803      $  108,054
                                                                      --------       --------
                                                                      --------       --------

Income per common share from continuing operations                $     0.67      $     0.55
(Loss) income per common share from discontinued operation             (0.28)           0.12
                                                                      --------       --------
Net income per common share                                       $     0.39      $     0.67
                                                                      --------       --------
                                                                      --------       --------

Weighted average common shares and equivalents outstanding         4,678,000       4,538,000
                                                                      --------       --------
                                                                      --------       --------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  CULBRO CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                     (dollars in thousands except per share data)
                                     (unaudited)



                                                                                  39 Weeks Ended
                                                                            ---------------------------
                                                                            August 31,       September 2,
                                                                                 1996                1995
                                                                           ----------          ----------
Net sales and other revenue                                               $   137,505         $   120,846
Costs and expenses:
  Cost of goods sold                                                           79,113              71,963
  Selling, general and administrative expenses                                 41,952              35,150
                                                                           ----------          ----------
Operating profit                                                               16,440              13,733
  Income (loss) from equity investment                                             26                 (50)
  Other nonoperating income, net                                                1,511                 644
  Gain on insurance settlement                                                      -               2,105
  Interest expense, net                                                         6,950               7,053
                                                                          -----------         -----------
  Income before income tax provision                                           11,027               9,379
  Income tax provision                                                          4,367               3,489
                                                                          -----------         -----------
Income from continuing operations                                               6,660               5,890
                                                                          -----------         -----------

Discontinued operation:
  Income from operations, net of taxes of $527 (1995-$2,216)                      768               2,667
  Provision for loss on sale, net of tax benefit and reversal
   of excess deferred taxes of $4,316                                          (1,311)                  -
                                                                          -----------         -----------
(Loss) income from discontinued operation                                        (543)              2,667
                                                                          -----------         -----------

Net income                                                                      6,117               8,557
Retained earnings - beginning of period                                       110,686              99,497
                                                                          -----------         -----------
Retained earnings - end of period                                         $   116,803         $   108,054
                                                                          -----------         -----------
                                                                          -----------         -----------

Income per common share from continuing operations                        $      1.43         $      1.34
(Loss) income per common share from discontinued operation                      (0.12)               0.61
                                                                          -----------         -----------
Net income per common share                                               $      1.31         $      1.95
                                                                          -----------         -----------
                                                                          -----------         -----------

Weighted average common shares and equivalents outstanding                  4,656,000           4,386,000
                                                                          -----------         -----------
                                                                          -----------         -----------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  CULBRO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                     (dollars in thousands except per share data)

                                                                            August 31,       December 2,
                                                                                 1996               1995
                                                                           ----------         ----------
                                                                          (UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents                                            $     3,190         $     6,523
Receivables, less allowance of $925  (1995 - $803)                        28,845              28,377
Inventories                                                               79,230              63,774
Other current assets                                                       7,011               4,884
                                                                       ---------           ---------
Total current assets                                                     118,276             103,558

Property and equipment, net                                               64,006              61,059

Real estate held for sale or lease, net                                   29,007              29,959
Investment in Series B preferred stock of
  The Eli Witt Company                                                    16,883              15,122
Investment in real estate joint ventures                                   7,478               7,964
Other, including investment in Centaur
  Communications Limited of $14,418 (1995 - $14,392)                      18,023              18,048

Net assets of discontinued operation                                      36,879              42,396
                                                                       ---------           ---------
Total assets                                                         $   290,552         $   278,106
                                                                       ---------          ----------
                                                                       ---------          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities                             $    17,611         $    27,363
Long-term debt due within one year                                         8,490               8,988
Income taxes                                                               2,841               2,610
                                                                       ---------          ----------

Total current liabilities                                                 28,942              38,961

Long-term debt                                                            99,398              84,302
Accrued retirement benefits                                               17,045              16,148
Deferred income taxes                                                      3,646               5,622
Other noncurrent liabilities and deferred credits                          8,739               8,098
                                                                       ---------          ----------
Total liabilities                                                        157,770             153,131
                                                                       ---------          ----------

Shareholders' Equity
Common stock, par value $1
  Authorized - 10,000,000 shares, Issued - 4,549,190 shares                4,549               4,549
Capital in excess of par value                                            12,335              13,276
Retained earnings                                                        116,803             110,686
                                                                       ---------          ----------
                                                                         133,687             128,511
Less - Common stock in Treasury, at cost, 37,537 shares
  (1995 - 159,045)                                                          (905)             (3,536)
                                                                       ---------          ----------
Total shareholders' equity                                               132,782             124,975
                                                                       ---------          ----------
Total liabilities and shareholders' equity                            $  290,552         $   278,106
                                                                       ---------          ----------
                                                                       ---------          ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  CULBRO CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (dollars in thousands)
                                     (unaudited)



                                                                                        39 Weeks Ended
                                                                                      ------------------
                                                                                   August 31,  September 2,
                                                                                         1996          1995
                                                                                     --------       --------
OPERATING ACTIVITIES:
Net income                                                                           $   6,117      $   8,557
Adjustments to reconcile net income
  to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                        3,284          3,720
    Loss (income) from discontinued operation, net                                         543         (2,667)
    Gain on insurance settlement                                                             -         (2,105)
    (Income) loss from equity investment                                                   (26)            50
    Discount and interest on subordinated note                                           1,760          1,760
    Accrued dividends and accretion income on
       Series B preferred stock of Eli Witt                                             (1,760)        (1,760)
    Provision for bad debts                                                                228            135
Changes in assets and liabilities:
    Increase in accounts receivable                                                       (696)        (2,885)
    Increase in inventories                                                            (15,456)        (2,429)
    Decrease in real estate held for sale or lease, net                                    952          1,216
    Decrease in accounts payable and accrued liabilities                                (9,752)          (396)
    Increase in income taxes payable                                                     1,865          1,773
    Increase in deferred income taxes                                                    1,024            540
Other, net                                                                                (613)        (2,484)
                                                                                   ------------      ---------
Net cash (used in) provided by operating activities of continuing operations           (12,530)         3,025
Net cash provided by discontinued operation                                                341          4,166
                                                                                   ------------      ---------
Net cash (used in) provided by operating activities                                    (12,189)         7,191
                                                                                   ------------      ---------


INVESTING ACTIVITIES:
Additions to property and equipment                                                     (6,809)        (2,916)
Investment in Eli Witt subordinated note                                                     -         (5,000)
Proceeds from insurance settlement                                                           -          2,225
                                                                                   ------------      ---------
Net cash used in investing activities                                                   (6,809)        (5,691)
                                                                                   ------------      ---------


FINANCING ACTIVITIES:
Increase in debt                                                                        21,516          5,000
Proceeds from exercise of stock options                                                  1,688            953
Payments of debt                                                                        (7,539)       (12,222)
                                                                                   ------------      ---------
Net cash provided by (used in) financing activities                                     15,665         (6,269)
                                                                                   ------------      ---------

Net decrease in cash and cash equivalents                                               (3,333)        (4,769)

Cash and cash equivalents at beginning of period                                         6,523          6,938
                                                                                   ------------      ---------
Cash and cash equivalents at end of period                                            $  3,190      $   2,169
                                                                                   ------------      ---------
                                                                                   ------------      ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  CULBRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands except per share data)
                                     (unaudited)

1. The unaudited financial statements of Culbro Corporation (the "Corporation") included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1995 Annual Report to Shareholders included in Form 10K, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.
         The results of operations for the third quarter and nine-month period ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2. On June 5, 1996, the Corporation and its banks entered into an $85 million Second Amended and Restated Credit Agreement ("1996 Credit Agreement") which replaced the existing Credit Agreement that was scheduled to terminate in March 1997. The 1996 Credit Agreement provides the Corporation with a revolving credit line up to $65 million for general working capital purposes and $20 million for the repayment of the Corporation's Senior Notes, of which $7 million was used for the Senior Note payment made in the third quarter. The 1996 Credit Agreement has an interest rate of LIBOR plus a margin of 1 1/4%, and in lieu of compensating balance requirements, the Corporation pays a commitment fee of 3/8 of 1% per annum on the unused available balance. The 1996 Credit Agreement terminates in May 1999 and includes limitations on indebtedness, capital expenditures, investments, dividends and significant transactions (as defined).

3. The Corporation had previously announced its intent to sell its labeling and packaging systems business, CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth"), because that business no longer meets the Corporation's strategic direction. The Corporation signed a definitive agreement for the sale of CMS Gilbreth and expects the transaction to be completed in the fourth quarter. The Corporation has estimated a pretax loss on the sale of CMS Gilbreth of approximately $5.6 million, which is net of expenses of sale and operating profit of approximately $0.7 million projected to be earned during the phase-out period. The Corporation previously anticipated that it would realize a slight gain on sale, however the lower than expected earnings of CMS Gilbreth resulted in a lower sales price for the business.
         CMS Gilbreth is reported as a discontinued operation in the accompanying financial statements. Accordingly, the Corporation's results of continuing operations do not include CMS Gilbreth. Financial statements of the prior periods have been restated to reflect the current presentation. Net sales and other revenue of CMS Gilbreth in the 1996 third quarter and nine month period were $11,039 and $34,477 respectively, and $11,958 and $39,490, respectively, in the 1995 third quarter and nine month period.
         Net assets of CMS Gilbreth include the following:

                                                           Aug. 31,   Dec. 2,
                                                               1996      1995
                                                           --------  --------
              Current assets                               $ 15,293  $ 13,839
              Property and equipment, net                    12,991    14,147
              Intangible assets, net                         17,600    18,271
              Other assets                                    1,412     1,143
                                                           --------  --------
              Total assets                                   47,296    47,400
              Current liabilities, including estimated
                   provision for loss on sale                10,417     5,004
                                                           --------  --------
                                                           $ 36,879  $ 42,396
                                                           --------  --------
                                                           --------  --------

4. In the nine-month period ended August 31, 1996, options to purchase 124,286 shares under the Corporation's stock option plans were exercised at prices ranging from $4.00 to $27.00 per share, generating proceeds of $1,688. The changes in Capital in Excess of Par Value and Common Stock in Treasury reflect the exercise of those stock options.


5.   Supplemental Financial Statement Information

     Investments in Real Estate Joint Ventures
          Included in the 1996 third quarter and nine month operating profit is a pretax charge of approximately $0.4 million for a loss on sale of all the operating properties by a joint venture in which the Corporation had a 30% equity ownership. The transaction was completed subsequent to the end of the third quarter.

     Gain on Insurance Settlement
          The 1995 nine-month period included a gain from the settlement of the property insurance claim related to a fire in 1994 at an administration and warehouse facility owned and operated by the Corporation's subsidiary, General Cigar Co., Inc. ("General Cigar"). The gain reflected proceeds of $2,225 less the writeoff of the destroyed building. A remaining insurance claim related to the fire is still pending.



     Inventories
               Inventories consist of:
                                                  Aug. 31,   Dec. 2,
                                                      1996      1995
                                                   -------   -------
               Raw materials and supplies         $ 43,972  $ 31,163
               Work-in-process                      18,967    14,236
               Finished goods                       16,291    18,375
                                                   -------   -------
                                                  $ 79,230  $ 63,774
                                                   -------   -------
                                                   -------   -------


     Property and Equipment
               Property and equipment consist of:

                                                 Aug. 31,     Dec. 2,
                                                     1996       1995
                                                   -------   -------
               Land                               $10,198   $ 10,516
               Buildings                           60,407     58,504
               Machinery and equipment             44,000     39,730
               Accumulated depreciation           (50,599)   (47,691)
                                                   -------   -------
                                                  $64,006   $ 61,059
                                                   -------   -------
                                                   -------   -------

     Results from Equity Investments
          The Corporation's income from equity investments in the 1996 and 1995 nine month periods reflects the results of Centaur Communications Limited, the publishing business in the United Kingdom, in which the Corporation owns an equity interest of approximately 25%. In 1995 and in the 1996 nine month period, the Corporation did not recognize any results from its investment in The Eli Witt Company ("Eli Witt"), because of the Corporation's negative basis in its common equity investment in Eli Witt. The Corporation will not recognize the results of Eli Witt until the negative basis in its common equity investment in Eli Witt is eliminated.
          Summarized operating results of Eli Witt are as follows:


                                                   39 Weeks Ended
                                                   --------------
                                                  Aug. 31,  Sept. 2,
                                                      1996     1995
                                                 ---------  -------

     Net sales and other revenue                $ 844,045  $1,153,895
     Operating loss                                (5,307)     (5,003)
     (Loss) gain on disposition of divisions         (917)      1,400
     Net loss                                     (12,432)     (9,930)
     Net loss applicable to common stockholders   (14,844)    (12,676)

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's use of cash in continuing operating activities, as compared to cash generated from operating activities last year, principally reflects an increase in inventories and a decrease in accounts payable and accrued liabilities in 1996. The higher inventories primarily include purchases of tobacco by General Cigar primarily to meet an anticipated increase in production of its premium cigars. The decrease in accounts payable and accrued liabilities principally reflects incentive compensation and other items that were accrued at year end 1995 and paid in 1996. Lower cash provided by the Corporation's discontinued operation, CMS Gilbreth, reflects lower profit in that business.
     Additions to property and equipment include principally facility expansion and equipment purchases to increase production capacity at General Cigar and leasehold improvements and equipment purchases for Club Macanudo, Inc., ("Club Macanudo"), the Corporation's cigar bar that opened on May 1, 1996 in New York City. Cash provided by financing activities reflects an increase in the amount outstanding under the Corporation's revolving credit facility and proceeds from the exercise of stock options. The cash from these sources was used in the Corporation's operating activities, to finance capital expenditures, and for the repayment of debt, principally the $7 million scheduled payment of the Corporation's Senior Notes that was made in the third quarter.
     On June 5, 1996, the Corporation and its banks extended its existing revolving credit agreement through 1999 by entering into an $85 million Second Amended and Restated Credit Agreement ("1996 Credit Agreement"). The 1996 Credit Agreement provides the Corporation with a credit line of $65 million for general working capital purposes and a $20 million credit line for repayment of the Senior Notes, of which $7 million was used for the Senior Notes payment. The 1996 Credit Agreement has an interest rate of LIBOR plus a margin of 1 1/4%, and includes limitations on indebtedness, capital expenditures, investments, dividends and significant transactions (as defined).
     The Corporation, which previously announced its intention to sell CMS Gilbreth, its labeling and packaging systems business, because that business no longer meets the Corporation's strategic focus, signed a definitive agreement to sell CMS Gilbreth. Net proceeds from the sale, after expenses, are projected to be approximately $37 million and will be used to reduce debt. The sale of CMS Gilbreth is expected to be completed in the fourth quarter.
     Subsequent to the end of the third quarter, a real estate joint venture in which the Corporation's Connecticut real estate business, Culbro Land Resources ("CLR"), owned a 30% equity interest sold all its operating properties. The sale generated proceeds to the Corporation of approximately $4.0 million which were used reduce debt.
     Management expects that the Corporation's liquidity and cash flow from operations will be sufficient to meet its planned capital expenditure requirements and its maturing debt obligations.

RESULTS OF OPERATIONS

     Income from continuing operations increased in the 1996 third quarter and nine month period versus the comparable periods of last year, due principally to higher operating profit at General Cigar, which had a 16% increase in operating profit in the 1996 third quarter compared to last year and a 29% profit increase over last year for the nine month period. The higher operating profit of General Cigar was principally due to higher cigar sales, which increased by approximately 19% in both the 1996 third quarter and the nine month period over the comparable periods last year. The higher cigar sales reflected both increased volume and prices, despite a continuing a shortage of tobacco. Backorders for General Cigar's leading premium brands, Macanudo and Partagas, continue to exceed current production capabilities.
     Overall operating profit from the Corporation's other businesses was slightly lower in the 1996 third quarter and nine month periods as compared to last year. In the nursery products business, Imperial Nurseries, Inc. ("Imperial"), third quarter profit was higher than last year due principally to higher sales. In the nine month period, lower operating profit at Imperial reflected higher expenses and lower margins, which more than offset increased sales revenue.
     In the Corporation's Connecticut real estate business, third quarter and nine month results declined from last year due principally to a provision for a loss from the sale of properties by a joint venture of which CLR owned a 30% equity interest. The transaction was completed subsequent to the end of the third quarter and generated proceeds of approximately $4.0 million. In the Corporation's New York City office building, operating profit increased due to higher rental income.
     The Corporation's net income for the 1996 third quarter and nine month period was lower than the comparable periods of last year due to the estimated provision for loss on sale of CMS Gilbreth that was recorded in the 1996 third quarter and lower results from CMS Gilbreth's operations.

PART II - OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS

          On Friday, October 11, 1996 the Corporation was notified by the Connecticut of U.S. Attorney's office that its investigation, previously reported in Item 3 of the Corporation's Form 10-K for 1995, had been terminated and that no action was being taken against General Cigar or the Corporation or any individual.
          As reported in the Form 10-K, General Cigar had been served with a Grand Jury subpoena in Connecticut through which the United States Attorney's office was seeking any documents relevant to many of the charges contained in a lawsuit filed by a former employee. The Form 10-K reported that a former employee of General Cigar filed suit in the Judicial District of Hartford New Britain (a Connecticut state court) against General Cigar and its president, alleging wrongful constructive termination and a variety of other claims of illegal activities by General Cigar, including payments to officials of foreign governments, pricing practices and election campaign contribution violations. This investigation has been terminated.
          The alleged improper campaign contributions described in the Form 10-K remain the subject of negotiations with the staff of the Federal Election Commission directed toward a conciliation agreement.
          The lawsuit by the former employee in Connecticut remains in its preliminary stages and his criminal trial in Alabama for the allegations described in the Form 10-K is scheduled to begin October 15, 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11: Statement re computation of earnings per share
          (dollars in thousands excepts per share data)



PRIMARY                                                                   13 WEEKS ENDED
                                                                 ------------------------------
                                                                     Aug. 31,          Sept. 2,
                                                                        1996               1995
                                                                  ----------          ---------
Income from continuing operations                                $     3,127         $    2,489
(Loss) income from discontinued operation, net of tax                 (1,311)               556
                                                                  ----------          ---------
Net income                                                       $     1,816         $    3,045
                                                                  ----------          ---------
                                                                  ----------          ---------

Weighted average common shares outstanding                         4,512,000          4,357,000

Net effect of dilutive stock options based on the
  treasury stock method using average market price                   166,000            181,000
                                                                  ----------          ---------

Total                                                              4,678,000          4,538,000
                                                                  ----------          ---------
                                                                  ----------          ---------

Income per common share from continuing operations               $      0.67         $     0.55
(Loss) income per common share from discontinued operation            ( 0.28)              0.12
                                                                  ----------          ---------
Net income per common share                                      $      0.39         $     0.67
                                                                  ----------          ---------
                                                                  ----------          ---------


FULLY DILUTED
                                                                            13 WEEKS ENDED
                                                                       --------------------------
                                                                      Aug. 31,           Sept. 2,
                                                                          1996               1995
                                                                  ------------        -----------
Income from continuing operations                                $       3,127       $      2,489
(Loss) income from discontinued operation, net of tax                   (1,311)               556
                                                                  ------------        -----------
Net income                                                       $       1,816       $      3,045
                                                                  ------------        -----------
                                                                  ------------        -----------

Weighted average common shares outstanding                           4,512,000          4,357,000

Net effect of dilutive stock options based on the
  treasury stock method using the higher of
  average/ending market price                                          170,000            202,000
                                                                  ------------        -----------
Total                                                                4,682,000          4,559,000
                                                                  ------------        -----------
                                                                  ------------        -----------

Income per common share from continuing operations               $        0.67       $       0.55
(Loss) income per common share from discontinued operation               (0.28)              0.12
                                                                  ------------        -----------
Net income per common share                                      $        0.39       $       0.67
                                                                  ------------        -----------
                                                                  ------------        -----------


PRIMARY
                                                                           39 WEEKS ENDED
                                                                      --------------------------
                                                                      Aug. 31,           Sept. 2,
                                                                          1996               1995
                                                                  ------------        -----------
Income from continuing operations                                $       6,660       $      5,890
(Loss) income from discontinued operation, net of tax                     (543)             2,667
                                                                  ------------        -----------
Net income                                                       $       6,117       $      8,557
                                                                  ------------        -----------
                                                                  ------------        -----------

Weighted average common shares and equivalents
  outstanding:
  1st quarter                                                        4,622,000          4,308,000
  2nd quarter                                                        4,669,000          4,312,000
  3rd quarter                                                        4,678,000          4,538,000
                                                                   ------------       -----------
                                                                    13,969,000         13,158,000
  divided by:                                                                3                  3
                                                                   ------------       -----------
Total                                                                4,656,000          4,386,000
                                                                   ------------       -----------
                                                                   ------------       -----------

Income per common share from continuing operations               $        1.43       $       1.34
(Loss) income per common share from discontinued operation               (0.12)              0.61
                                                                   -----------        -----------
Net income per common share                                      $        1.31       $       1.95
                                                                   -----------        -----------
                                                                   -----------        -----------




FULLY DILUTED                                                                   39 WEEKS ENDED
                                                                      -------------------------------
                                                                            Aug. 31,          Sept. 2,
                                                                                1996              1995
                                                                       -------------       -----------
Income from continuing operations                                     $        6,660      $      5,890
(Loss) income from discontinued operation, net of tax                           (543)            2,667
                                                                       -------------       -----------
Net income                                                            $        6,117      $      8,557
                                                                       -------------       -----------
                                                                       -------------       -----------
Weighted average common shares and equivalents
  outstanding:
  1st quarter                                                              4,646,000         4,308,000
  2nd quarter                                                              4,669,000         4,312,000
  3rd quarter                                                              4,682,000         4,559,000
                                                                       -------------       -----------
                                                                          13,997,000        13,179,000
  divided by:                                                                      3                 3
                                                                       -------------       -----------
Total                                                                      4,666,000         4,393,000
                                                                       -------------       -----------
                                                                       -------------       -----------

Income per common share from continuing operations                    $         1.43      $       1.34
(Loss) income per common share from discontinued operation                     (0.12)             0.61
                                                                       -------------       -----------
Net income per common share                                           $         1.31      $       1.95
                                                                       -------------       -----------
                                                                       -------------       -----------



(b) Reports on Form 8-K

    The Corporation filed Form 8-K on August 29, 1996 to announce the holding of preliminary discussions by the Corporation and its General Cigar subsidiary with privately held Villazon & Company, Inc. ("Villazon") which could lead to the acquisition of Villazon by the Corporation.

                                      SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                     CULBRO CORPORATION




                                             /s/ Jay M. Green
DATE: October 15, 1996                      -----------------------------------
                                                                  Jay M. Green
                                                      Executive Vice President
                                         Chief Financial Officer and Treasurer



                                             /s/ Joseph Aird
DATE: October 15, 1996                      ----------------------------------
                                                                   Joseph Aird
                                            Senior Vice President - Controller