Form 10-K405
period 1996-11-30
CULBRO CORP
filed 1997-03-17
CIK 26093

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                    ________________________
                           FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996
          -------------------------------------------

                               OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                 Commission file number 1-1210
                       CULBRO CORPORATION
     (Exact name of registrant as specified in its charter)

     NEW YORK                                                  13-0762310
     --------                                                  ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

387 PARK AVENUE SOUTH, NEW YORK, NEW YORK                        10016-8899
-----------------------------------------                        ----------
(Address of principal executive offices)                         (Zip Code)

(Registrant's Telephone Number, Including Area Code)             (212) 448-3800
                                                                 --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                               ON WHICH REGISTERED
-------------------                               -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$179,000,000 approximately, based on the closing sales price on the New York Stock Exchange on February 20, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock:
4,518,472 shares as of February 20, 1997.

     The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

PART           DOCUMENT
----           --------

     I Prospectus of General Cigar Holdings, Inc., dated February 27, 1997, as filed February 28, 1997 pursuant to Rule 424(b) and included as Exhibit 99 to this Report on Form 10-K (the "Prospectus").
    II Prospectus of General Cigar Holdings, Inc., dated February 27, 1997, as filed February 28, 1997 pursuant to Rule 424(b) and included as Exhibit 99 to this Report on Form 10-K (the "Prospectus").
   III    Proxy Statement in connection with the 1997 Annual Meeting of
          Shareholders
   IV Prospectus of General Cigar Holdings, Inc., dated February 27, 1997, as filed February 28, 1997 pursuant to Rule 424(b) and included as Exhibit 99 to this Report on Form 10-K (the "Prospectus").

SEE PAGE 15 HEREOF FOR HOW TO REQUEST A COPY OF THE PROSPECTUS.

FORM 10 -K 1996                                        CULBRO CORPORATION

                             PART I

ITEM 1 - BUSINESS

     Culbro Corporation and its subsidiaries (the "Corporation") comprise a diversified consumer and industrial products company. At the end of its 1996 fiscal year the Corporation engaged in three principal lines of business: (1) Tobacco Products, comprised of the manufacturing and marketing of cigars and the growing, processing and selling of cigar wrapper tobacco; (2) Nursery Products, comprised of growing for sale container and field grown nursery products principally to nursery mass merchandisers, and owning and operating wholesale sales and service centers; and (3) Real Estate, comprised of owning, building and managing commercial and industrial properties and developing residential subdivisions on real estate owned by the Corporation in Connecticut and Massachusetts, and owning and managing its headquarters building at 387 Park Avenue South in New York City.

     The approximate net sales and other revenue, operating profit and identifiable assets attributable to each reportable segment of the Corporation in each of the last three fiscal periods are set forth in Note 5 to the Consolidated Financial Statements.

     On November 8, 1996 the Corporation closed the sale of its CMS Gilbreth packaging and labeling business. The effect of the sale was accounted for in the Corporation's fiscal third quarter results. See Note 3 to the Consolidated Financial Statements.

     Subsequent to the end of its 1996 fiscal year end the Corporation's subsidiary, General Cigar Holdings, Inc. ("Holdings"), filed a Form S-1 Registration Statement (No. 333-18791, filed December 24, 1996) (the "Registration Statement") for the offering to the public (the "Offering") of its Class A Common Stock. The Offering took place on February 28, 1997. In connection with such sale the Corporation completed certain asset transfers (the "Asset Transfers"), pursuant to which (i) all of the Corporation's assets and liabilities relating to the cigar business, including approximately 1,100 acres of land used in the tobacco growing operations and its New York cigar bar, Club Macanudo, and certain other assets and liabilities, including the Corporation's corporate headquarters, were transferred to Holdings, and (ii) substantially all of the Corporation's non-tobacco related assets and liabilities, including all of its assets and liabilities relating to its nursery business and real estate business, together with the Corporation's 25% interest in Centaur Communications Limited and its interests in The Eli Witt Company and related liabilities, were transferred to Culbro Land Resources, Inc. ("CLR"). As a result of the Asset Transfers, the Corporation is a holding company with substantially no assets other than its ownership interests in Holdings and CLR. See "The Asset Transfers, the Distribution and the Merger" on pages 54-57 of the Prospectus. When used herein the "Corporation" includes the assets, liabilities and operations held by it indirectly through Holdings and CLR.

     Subsequent to the Offering, the Corporation intends to effect a distribution (the "Distribution") to the shareholders of the Corporation of all issued and outstanding shares of common stock of CLR. The Distribution will be contingent principally upon (i) either a tax ruling or an opinion of counsel satisfactory to the Corporation that the Distribution constitutes a tax-free reorganization under Section 355 of the Internal Revenue Code and (ii) the approval by the holders of 66-2/3% of the Corporation's common stock of the merger of the Corporation into Holdings (the "Merger"). Holdings will be the surviving corporation in the Merger and will issue to the holders of the common stock of the Corporation 4.44557 shares of Class B Common Stock for each share of the Corporation's common stock outstanding on the date of the Merger, or approximately 20,087,182 shares of Class B Common Stock in the aggregate, subject to adjustment for

FORM 10 -K 1996                                        CULBRO CORPORATION

any options exercised prior to the Merger. The shareholders of the Corporation will not vote with respect to the adoption of the Merger until May 1997.

     On January 21, 1997 the Corporation, through its subsidiary General Cigar Co., Inc. acquired substantially all of the assets of Villazon & Company, Inc. and all of the stock of its affiliate Honduras American Tobacco, S.A. de C.V. ("Hatsa" and together with Villazon & Company, Inc., "Villazon"). See Note 2 to the Consolidated Financial Statements and pages 5, 6 and 53 of the Prospectus.


EQUITY INVESTMENTS

     The Corporation owns 50.1% of The Eli Witt Company ("Eli Witt"), a wholesale distributor of tobacco, sundries and general merchandise. See Note 11 to the Consolidated Financial Statements. The Corporation deconsolidated Eli Witt as of April 25, 1994 and is accounting for its remaining investment in Eli Witt under the equity method in its 1996 financial statements. In November 1996 Eli Witt filed for protection under Chapter 11 of the Federal Bankruptcy Law. In connection with such filing Eli Witt entered into a contract to sell all of its operating assets to another distributor. On January 13, 1997, the proposed sale was approved by the Bankruptcy Court and is expected to be completed in the second quarter of 1997. As a result of the terms of the proposed sale, shareholders of Eli Witt are not expected to receive any proceeds from the sale. The Corporation has no investment related to Eli Witt on its 1996 consolidated balance sheet. See Item 3 - Legal Proceedings.

     The Corporation owns approximately 25% of the stock of Centaur Communications Limited, a privately-held publisher of business magazines in the United Kingdom.


TOBACCO BUSINESS

     The tobacco business is comprised principally of (a) the manufacture and sale, by General Cigar Co., Inc. ("General Cigar"), of domestic and imported cigars in all major price categories under numerous trademarks, and (b) the growing, processing and sale of cigar wrapper tobacco by the Culbro Tobacco Division of General Cigar. General Cigar's products are distributed in the United States through approximately 1,300 wholesale distributors and direct retail and chain store accounts.

     For a discussion of General Cigar's business see "General", "Market Overview", "Making a General Cigar Premium Cigar", "Business Strategy", "Backorders", "Sales and Marketing", "Trademarks", "Raw Materials" and "Competition" on pages 30-37 of the Prospectus.

     For a discussion of the tobacco industry and its effect on General Cigar see "Regulation", "Litigation" and "Excise Taxes" on pages 37-40 of the Prospectus.

     See "Legal Proceedings" on pages 40 and 41 and "Risk Factors" on pages 10-16 of the Prospectus for various matters that could have an adverse effect on General Cigar's business or results of operations.

FORM 10 -K 1996                                        CULBRO CORPORATION

NURSERY PRODUCTS BUSINESS

     The landscape nursery operations of the Corporation are operated by its wholly-owned subsidiary, Imperial Nurseries, Inc. ("Imperial"). Imperial is a grower, distributor and broker of wholesale landscape nursery stock. The landscape nursery industry is extremely fragmented, with the industry leader having less than 1% of total market share. Imperial believes that its volume places it among the ten largest landscape nursery companies in the country.

     Imperial's growing operations are located on property part owned by the Corporation and part by Imperial, in Connecticut (1,000 in ground acres and 400 acres for containers) and in northern Florida (350 of container acres). The largest portion of Imperial's container grown product consists of broad leaf evergreens, including azaleas and rhododendron. Its field grown as opposed to container product includes principally evergreen pines, hemlocks, spruce and arborvitae. Imperial also contracts with a grower in the Middle Atlantic states to grow field grown product for Imperial. The agreement provides for Imperial to purchase such product over a 5 year period. This program is part of a program intended to reduce Imperial's investment in field grown plants and to shorten its product growing cycles to increase the profitability of the field grown business. Imperial is also reviewing other approaches to increasing its return on assets. Among the possible approaches are holding some of its containerized production for a longer period and selling such plants in terra cotta or similar containers for immediate use by customers and adding a broader selection of perennial flowers both directed at increasing margin and selling price.

     The combined field grown and container operations serve principally landscapers, retail chain store garden departments, retail nurseries and garden centers, and wholesale nurseries and distributors. Imperial-grown products are also distributed through its own wholesale horticultural sales and service centers. Imperial's major markets service the Northeast, Mid-Atlantic, Southeast and Mid-West. Nursery sales are seasonal, peaking in spring, and are affected by commercial and residential building activity as well as weather conditions. The largest portion of Imperial's assets are represented by plant inventories.

     Imperial operates eight wholesale horticultural sales and service centers which sell a wide range of plant material, including a large portion purchased from growers other than Imperial, and horticultural tools and products to the trade. The centers owned by Imperial are located in Windsor, Connecticut; Aston, Pennsylvania; Pittsburgh, Pennsylvania; Columbus and Cincinnati, Ohio; White Marsh, Maryland; and Manassas, Virginia. In addition, Imperial leases a center in Monroeville, Pennsylvania.

     In 1996, Imperial continued to diversify its customer base in order to reduce its dependence on a few large customers. Currently Imperial's sales are made to a large variety of customers, none of whom represents more than 3% of sales.

     Containerized growing and shipping capacity has been increased to meet the potential volume and quality needs of Imperial's customers and to capitalize on any growth in the Mid-Atlantic and Midwest markets.


REAL ESTATE BUSINESS

     The Real Estate business is comprised of Culbro Land Resources, Inc. and 387 Park Avenue South, the New York City building which the Corporation owns and operates.

FORM 10 -K 1996                                        CULBRO CORPORATION

     The Corporation is directly engaged in the real estate development business on portions of its land in Connecticut through Culbro Land Resources, Inc. ("CLR"), headquartered in Bloomfield , Connecticut. CLR develops portions of the Corporation's properties for commercial, residential and office use. In connection with the Asset Transfers and Distribution described on page 2, CLR is expected to be named Griffin Land & Nursery Co.

     During the last several years, the real estate market in the Hartford area, particularly that in the northwest quadrant, where the majority of the Corporation's acreage is located, has been depressed by a number of factors, including the decline of employment in the defense and insurance industries.
The development of the Corporation's land was also affected by land planning questions, particularly in the town of Simsbury. In Simsbury, the value of the Corporation's land is affected by the presence of chlordane on a portion of the land which is intended for residential development. The Corporation is examining means of remediation on its lands and will seek to subdivide certain of its Simsbury properties over a reasonable period.

     CLR's most substantial development is Griffin Center in Windsor, Connecticut and Griffin Center South in Bloomfield, Connecticut. Together these master planned developments comprise approximately 600 acres, half of which have been developed with nearly 1,750,000 square feet of office and industrial space. Griffin Center currently includes nine corporate office buildings built by CLR. During the 1980's, CLR sold 70% interests in five of the buildings to a bank-managed real estate investment fund. In 1996, these buildings were sold in a transaction initiated by the successor of that partner. CLR recorded a pre-tax loss as a result of this transaction. In the 1980's, CLR also sold 70% interests in two other office buildings to an insurance company. CLR currently maintains a 30% interest in those two office buildings in the Griffin Center Office Complex which aggregate 160,000 sq. ft. One other office building which had been leased to the State of Connecticut was transferred to the lender to the building in a deed in lieu of foreclosure in 1996.

     Griffin Center South, a 130-acre tract, comprises fifteen buildings of industrial and research/development space. Nine of these buildings have been retained by CLR for rental and are 78% rented. The other buildings have been built on land sold by CLR to commercial users who occupy the space. CLR has a master plan state traffic certificate which allows for the development of an additional 300,000 square feet of space.

     CLR owns a 600-acre tract of land near Bradley International Airport and Interstate 91 known as the New England Tradeport. To date, 140,000 square feet of warehouse and light manufacturing space have been developed and are 95% occupied and a bottling and distribution plant for Pepsi-Cola has been built. A state traffic control certificate for the future development of 1.3 million square feet has been obtained for the Tradeport. CLR intends to direct its primary efforts at the construction and leasing of light industrial and warehouse facilities at Tradeport. Development at Tradeport will require investment in offsite infrastructure on behalf of Windsor, Connecticut and improvement of some state or town roads.

     Two additional CLR parcels available for development include 28 acres in the Day Hill Technology Center in Windsor, and 100 acres in the South Windsor Technology Center. State traffic certificates have been obtained for these parcels for 500,000 square feet and 200,000 square feet of development, respectively.

FORM 10 -K 1996                                        CULBRO CORPORATION

     In 1988, a subsidiary of CLR began infrastructure work at Walden Woods, a 153-acre site in Windsor, Connecticut which was planned to contain more than 365 residential units. Prior to 1992 CLR had built and sold 45 homes before discontinuing its home building operations at Walden Woods. Since then two third-party home builders have completed an additional 64 homes.

     CLR is seeking to develop a joint venture to process bulky waste and build a transfer station and recycling operation on a portion of its land in East Granby,Connecticut. In addition, approximately 500 acres are leased for tobacco growing to General Cigar at rentals approximating carrying cost. These leases, which extend for 10 years, may be terminated, as to 100 acres, annually on one year's prior notice. CLR also leases office space to General Cigar.

     387 PARK AVENUE SOUTH

     In 1983 the Corporation acquired all of the outstanding stock of a corporation whose principal asset was an office building in New York City. The building is 12 stories and contains approximately 210,000 square feet of rental space. The purchase price was approximately $15 million. The Corporation has advanced substantial amounts for building improvements. On April 21, 1995, the Corporation entered into a $5 million mortgage on the building. Approximately 11% of the space in the building has been leased to the Corporation for use as its offices and the remaining space is being leased or is available for lease as commercial rental property. Currently approximately 10% of rentable space is available for lease in this building. Results in 1996 increased slightly due to rental of previously vacant space.


SUBSIDIARIES

     In 1987 the Corporation established several wholly-owned subsidiaries and transferred to them the assets and liabilities of formerly unincorporated divisions. The Corporation serves as the parent company of separate subsidiaries operating its cigar, nursery, and land development operations. Imperial Nurseries, Inc., formerly a Division of the Corporation, was incorporated as a separate company in February 1993. See Exhibit 21(A) hereto. In connection with the loan agreements entered into by the Corporation in February 1993 (see Note 6 to the Consolidated Financial Statements) and as at 1996 fiscal year end, the Corporation had pledged the stock of all of its active subsidiaries as collateral for such loans.

     As a result of the Asset Transfers discussed on page 2 hereof the Corporation in February 1997 became a holding company with substantially no assets other than its ownership of Holdings and CLR. (See Exhibit 21(B) hereto).


EMPLOYEES

     The Corporation employs approximately 4,323 persons (excluding seasonal help employed in wrapper tobacco and nursery operations).

NOTE:     The brand names mentioned in this Report are trademarks owned by or licensed to the Corporation or its subsidiaries. All rights with respect thereto are reserved.

FORM 10 -K 1996                                        CULBRO CORPORATION

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

     The book value of undeveloped land holdings, which includes land currently needed for tobacco and nursery operations, owned by the Corporation and Resources in the Connecticut River Valley is approximately $5,000,000. The Corporation believes the fair market value is very substantially in excess of such book value. The Corporation is developing certain of these holdings. (See "Real Estate"). Such development activities have increased the value of the Corporation's adjoining properties. Of the Corporation's land not currently needed for tobacco or nursery operations, only a portion is currently suitable for development.

     Ownership of certain of these land holdings has changed as a result of the Asset Transfers described on page 2 hereof.



    FORM 10 -K 1996                                        CULBRO CORPORATION

    FACILITIES

    The table below sets forth the general character and location of certain of the principal facilities of the Corporation and its subsidiaries. It does not include the facilities of Culbro Land Resources, Inc. (See discussion of Real
Estate under Item 1 - Business).

                             OWNED                                             APPROXIMATE
                               OR                                              FLOOR SPACE
    LOCATION                 LEASED              NATURE OF OPERATION           (SQUARE FEET)

New York, New York           Owned          Executive Offices
                                            -Corporate Operations                25,000
New York, New York           Leased         Club Macanudo
                                            -Cigar Bar                            5,000
Kingston, Jamaica, W.I.      Owned          Cigar Manufacturing                 119,000

Dothan, Alabama              Leased (1)     Cigar Manufacturing & Warehousing   165,000

Hatfield, Massachusetts      Owned          Tobacco Warehousing & Processing     81,000

Santiago, Dominican Republic Leased (2)     Tobacco Processing,& Cigar
                                            Manufacturing & Storage             384,242
Granby, Connecticut          Owned          Executive Offices
                                            -Nursery Operations                   8,000
Bloomfield, Connecticut      Owned          Executive Offices
                                            -Cigar Operations                    11,137
Bloomfield, Connecticut      Leased         Headquarters
                                            -Cigar Operations                    12,500
Bloomfield, Connecticut      Leased         Warehouse                            11,644

Chicago, Illinois            Leased         Club Macanudo Chicago
                                            -Cigar Bar                           11,000

(1) Industrial Revenue Bond financing lease. The Corporation owns a 52,500 square foot warehouse in Dothan, Alabama that is leased to a third party.

(2) The Corporation leases property in Santiago, Dominican Republic for its cigar manufacturing, tobacco processing and tobacco warehousing operations. These operations are conducted in several different facilities which are subject to 12 different leases. The Corporation subleases 70,000 square feet of these facilities to Shade Leaf Processors.

(3) Facilities added by the Villazon Acquisition are listed on page 42 of the Prospectus.

ITEM 3 - LEGAL PROCEEDINGS

    The matters required to be discussed in this Item 3 are contained on pages 40 and 41 of the Prospectus under "Legal Proceedings", Tobacco Litigation and Other Litigation.

    As a result of the Asset Transfers described on page 2 hereof, CLR will acquire the Corporation's 50.1% interest in Eli Witt. In November 1996, Eli Witt filed for protection under Chapter 11 of the Federal Bankruptcy Law. Prior to February 1993, Eli Witt was a wholly-owned subsidiary of the Corporation and filed consolidated tax returns with the Corporation. The Corporation, Eli Witt and other parties engaged in two complex acquisitions and reorganizations in 1993 and 1994, pursuant to which the Corporation received significant distributions from Eli Witt to repay the Corporation's debt, including substantial amounts the Corporation had previously borrowed from unaffiliated third parties to fund Eli Witt's business. The Corporation subsequently loaned $5 million to Eli Witt. It is anticipated that these transactions (including the transfer of funds to the Corporation) will be reviewed by Eli Witt creditors and other parties in interest in connection with the Chapter 11 case. To date, one creditor has written to the unsecured creditors committee proposing an inquiry into this matter.


    Management does not believe that the above referenced matters will have a material adverse effect upon the financial condition of the Corporation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                       PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
    AND RELATED SECURITY HOLDER MATTERS

    On February 20, 1997 the approximate number of record holders of Common Stock of the Corporation was approximately 840 which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on the New York Stock Exchange on such date was $79.00 per share. The information appearing (i) under Quarterly Data on Common Shares on page 21 hereof, (ii) in Note 7 to the Consolidated Financial Statements and (iii) in Note 13 to the Consolidated Financial Statements are hereby incorporated by reference.


ITEM 6 - SELECTED FINANCIAL DATA

    The Consolidated Statement of Operations appearing on page 22 hereof and the Selected Financial Data appearing on page 21 hereof are hereby incorporated by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Management's Discussion and Analysis on page 17 hereof is hereby incorporated by reference.

FORM 10 -K 1996                                       CULBRO CORPORATION

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements together with the Report of Independent Accountants are hereby incorporated by reference.


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.



                                       PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

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



NAME OF EXECUTIVE                 OTHER PRESENT       YEAR           OTHER POSITIONS
OFFICER AND                       POSITIONS AND       SERVICE        OR OTHER BUSINESS
PRESENT PRINCIPAL                 OFFICES (2)         AS EXECUTIVE   EXPERIENCE DURING
POSITION (1)                      (BEGINNING          OFFICER        PAST FIVE
(BEGINNING YEAR)        AGE       YEAR)               BEGAN          YEARS (YEARS)

EDGAR M. CULLMAN        79        Director            1963           None
Chairman of the Board             (1961)
  (1975)

EDGAR M. CULLMAN, JR.   50        Director            1983           None
President (1984)                  (1982)

JOSEPH C. AIRD          52        None                1987           None
Senior Vice President-
Controller (1987)

JAY M. GREEN            49        Treasurer           1988           None
Executive Vice                    (1988)
President Finance &
Administration (1988)

DAVID M. DANZIGER       31        None                1996           Director of Operational Projects
Vice President                                                       - The Eli Witt Company
Corporate Development                                                (7/95-1/96);Harvard Business
  (1996)                                                             School (MBA) (9/92-6/94);
                                                                     Director Budget  and Analysis
                                                                     - NYC Department of
                                                                     Transportation (8/90-7/92)

ANTHONY J. GALICI       39        None                1995           None
Vice President-Assistant
Controller (1995)

JANET A. KRAJEWSKI      42        None                1993           None
Vice President-Taxes
  (1993)

MARY L. RAFFANIELLO     43        None                1995           None
Vice President-
Human Resources (1995)

A. ROSS WOLLEN          53        Senior Vice         1977           None
General Counsel                   President (1983)
  (1980)                          & Secretary (1987)

FORM 10 -K 1996                                       CULBRO CORPORATION

    All of the Corporation's executive officers are subject to annual reelection. There were and are no understandings or arrangements between any of the Corporation's executive officers and any other person (except directors and officers acting solely in their capacities as such) pursuant to which any executive officer was selected as an officer. Mr. Green has an employment agreement terminating in 1999. See page 53 of the Prospectus. (See Item 14,
Exhibit 10(E)).  Positions not otherwise identified are with the Corporation.



                                       PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements (annexed hereto): There are filed as part of this Report on Form 10-K: the Consent and Report of Independent Accountants; and the Consolidated Financial Statements (including Notes) of the Corporation. See Index To Financial Statements and Additional Financial Data.

    (a)(2) Schedules (annexed hereto): Financial Statement Schedules required by Item 8 of Form 10-K for the fiscal years ended 1996, 1995 and 1994. See Index To Financial Statements and Additional Financial Data.

    (a)(3) Exhibits. Certain exhibits are incorporated herein by reference to the Registration Statement of General Cigar Holdings, Inc. on Form S-1 filed December 24, 1996 (No. 333-18791) of which the Prospectus is a part (the "Registration Statement"). (Enumeration corresponds to the Exhibit Table, Item 601, Regulation S-K. Items not enumerated are not applicable).

    (2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

    (A) Form of Distribution Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc. (Incorporated by reference to
Exhibit 2.1 of the Registration Statement).

    (B) Form of Merger Agreement among Culbro Corporation and General Cigar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Registration Statement).


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

FORM 10 -K 1996                                       CULBRO CORPORATION

    (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
INDENTURES.

    (A) Amended and Restated Note Purchase Agreement among the Corporation and six institutional investors relating to the private placement of $35,000,000 of Senior Notes, dated July 15, 1988 amended and restated as of February 19, 1993, including Exhibits (which have been omitted but will be furnished to the Commission upon request). (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year 1992).

    (B) Amended and Restated Credit Agreement, dated February 19, 1993 with several banks and Chemical Bank, as Agent, including Exhibits (which have been omitted but will be furnished to the Commission upon request). (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year
1992).

    (C) Credit Agreement among The Eli Witt Company, The Several Lenders from Time to Time Parties Hereto and Chemical Bank, as Agent, Dated as of February 19, 1993. (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year 1992).

    (D) Credit Agreement dated as of January 21, 1997 among General Cigar Co., Inc. as Borrower; General Cigar Holdings, Inc., 387 PAS Corp., Club Macanudo, Inc., GCH Transportation, Inc. and Villazon & Company, Inc., as Guarantors; the Lenders from time to time parties thereto; and Chase Securities as arranger, with the Chase Manhattan Bank as Administrative Agent. (Incorporated by reference to Exhibit 10.17 of the Registration Statement).

    Certain other documents evidencing indebtedness of the Corporation are not filed herewith in reliance upon the exemption provided by Item
601(b)(4)(iii)(A); the Registrant hereby undertakes to furnish a copy of such documents to the Commission upon request.

    (10) MATERIAL CONTRACTS; EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS.

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

FORM 10 -K 1996                                       CULBRO CORPORATION

    (E) Employment Contract between the Registrant and Jay M. Green (Incorporated by reference to the definitive proxy statement of Registrant, dated March 14, 1994, for its Annual Meeting of Shareholders held April 7, 1994) and amendment dated January 11, 1997 (Incorporated by reference to Exhibit 10.7 of the Registration Statement).

    (F)  Stock Option Plan for Non-employee Directors of Registrant, dated
March 7, 1996 (Incorporated by reference to the definitive proxy statement of Registrant, dated March 15, 1996, for its Annual Meeting of Shareholders held on April 11, 1996).

    (G) Form of 1997 Stock Option Plan of General Cigar Holdings, Inc.(Incorporated by reference to Exhibit 10.8 of the Registration Statement).

    (H) 1996 Stock Plan of Culbro Corporation, dated as of March 15, 1996 (Incorporated by reference to the definitive proxy statement of Culbro Corporation, dated March 15, 1996, for its Annual Meeting of Shareholders held on April 11, 1996).

    (10) MATERIAL CONTRACTS; OTHER

    (I) Shareholders Agreement dated as of April 25, 1994 among Culbro Corporation, MS Distribution, Inc. and The Eli Witt Company (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for fiscal year
1994).

    (J) Asset Purchase Agreement, dated as of December 20, 1996, among General Cigar Co., Inc., Villazon & Company, Inc. and the Stockholders (as defined therein) (Incorporated by reference to Exhibit 10.1 of the Registration Statement).

    (K) Stock Purchase Agreement, dated as of December 23, 1996, among General Cigar Co., Inc., Honduras American Tabaco, S.A. de C.V., and the Sellers (as defined therein) (Incorporated by reference to Exhibit 10.2 of the Registration Statement).

    (L) Form of Tax Sharing Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc.(Incorporated by reference to
Exhibit 10.3 of the Registration Statement).

    (M) Form of Benefits and Employment Matters Allocation Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc.(Incorporated by reference to Exhibit 10.4 of the Registration Statement).

    (N) Form of Services Agreement among Culbro Corporation, Culbro Land Resources, Inc. and General Cigar Holdings, Inc.(Incorporated by reference to
Exhibit 10.5 of the Registration Statement).

    (O) Form of Agricultural Lease between Culbro Land Resources, Inc. and General Cigar Holdings, Inc.(Incorporated by reference to Exhibit 10.6 of the Registration Statement).


    (13) ANNUAL REPORT TO SECURITY HOLDERS.

    Not applicable.

FORM 10 -K 1996                                       CULBRO CORPORATION

    (21) SUBSIDIARIES.

         (A)  List of Subsidiaries.

         (B)  Chart of Subsidiaries.

    (28) UNDERTAKING.

    For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference to registrant's Prospectus on Form S-8 (Incorporated by reference to Exhibits to Form 10-K of the Corporation filed for the fiscal year 1984 - (Exhibit 28)) and subsequent Form S-8's:

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

    (99) Prospectus of General Cigar Holdings, Inc., dated February 27, 1997, as filed February 28, 1997 pursuant to Rule 424(b).

    (b) The Corporation filed reports on Form 8-K on August 29, 1996 and January 21, 1997.

    (c)  See (a)(3) above.

    (d)  See Index to Financial Statements and Additional Financial Data.





    To receive a copy (while supplies last) of the final Prospectus, dated February 27, 1997, which is part of the General Cigar Holdings, Inc. Registration Statement on Form S-1 (filed December 24, 1996 and subsequently amended, No. 333-18791) send a written request to:

         GENERAL CIGAR HOLDINGS, INC.
         387 Park Avenue South
         New York, NY 10016-8899
         Attention:  Secretary

FORM 10 -K 1996                                       CULBRO CORPORATION

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CULBRO CORPORATION

                             By   /s/ JAY M. GREEN
                                  ----------------
                                     Jay M. Green
                                  Executive Vice President-Finance
                                  and Administration


    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the Corporation and in the capacities indicated as of March 13, 1997.

    SIGNATURES                    TITLE

/s/ BRUCE A BARNET                Director
------------------
(Bruce A. Barnet)

/s/ JOHN L. BERNBACH              Director
--------------------
(John L. Bernbach)

/s/ EDGAR M. CULLMAN         Chairman of the Board
--------------------
(Edgar M. Cullman)                and Director

/s/ EDGAR M. CULLMAN, JR.    President, Director and
-------------------------
(Edgar M. Cullman, Jr.)           Chief Executive Officer

/s/ FREDERICK M. DANZIGER         Director
-------------------------
(Frederick M. Danziger)

/s/ JOHN L. ERNST                 Director
-----------------
(John L. Ernst)

/s/ JAY M. GREEN             Executive Vice President and
----------------
(Jay M. Green)                    Principal Financial Officer

/s/ THOMAS C. ISRAEL              Director
--------------------
(Thomas C. Israel)

/s/ DAN W. LUFKIN                 Director
-----------------
(Dan W. Lufkin)

/s/ GRAHAM V. SHERREN             Director
---------------------
(Graham V. Sherren)

/s/ PETER J. SOLOMON              Director
--------------------
(Peter J. Solomon)

/s/ FRANCIS T. VINCENT, JR.       Director
---------------------------
(Francis T. Vincent, Jr.)

/s/ JOSEPH C. AIRD           Senior Vice President and Controller
------------------
(Joseph C. Aird)

Management's Discussion and Analysis

  Liquidity and Capital Resources

      In 1996, cash used in operating activities of continuing operations reflected principally higher tobacco inventories at General Cigar Co., Inc. ("General Cigar") to meet the current demand for cigars and to secure certain tobacco supplies to meet the anticipated future demand for cigars. The increase in accounts receivable reflected the increased cigar sales. The decrease in deferred taxes reflected the reversal of excess deferred taxes due to lower than expected taxes on the sale of CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth"), and the reclassification to current liabilities of deferred taxes for the reversal of timing differences. These items were partially offset by proceeds from the sale by the Corporation's Connecticut real estate business of an equity investment in a real estate joint venture.

      Cash provided by investing activities principally included the proceeds from the sale of CMS Gilbreth. The increase in capital expenditures in 1996 versus 1995 related to investment in General Cigar's manufacturing facilities to meet increased demand for premium cigars. In order to increase production, General Cigar recently expanded its manufacturing facilities in the Dominican Republic and Jamaica, and expects to increase production at its facilities in Honduras, which were recently acquired as a result of the acquisition of Villazon (see below). The cash used in financing activities reflects the reduction of debt from the proceeds of the CMS
Gilbreth sale.

      On February 28, 1997, the Corporation's newly formed subsidiary,
General Cigar Holdings, Inc. ("GC Holdings"), completed an initial public offering of 6.9 million shares of its Class A Common Stock (the "Offering"), representing approximately 26% of the common equity ownership of GC Holdings. The proceeds from the Offering, after underwriters' discounts and commissions and estimated other expenses, were approximately $113 million, and were used to repay debt, a substantial portion of which was incurred in the acquisition of Villazon (see below). The Corporation owns the remaining equity ownership of GC Holdings in the form of Class B Common Stock. GC Holdings has no operations of its own, and its principal asset is all of the outstanding common stock of General Cigar. Under the terms of a Distribution Agreement entered into on February 27, 1997 among the Corporation, GC Holdings and Culbro Land Resources ("CLR"), the Corporation transferred certain assets and liabilities to GC Holdings and CLR. The Distribution Agreement also provided for the transfer of the assets of the Corporation's non-tobacco businesses and investments, principally the nursery business, Imperial Nurseries, Inc. ("Imperial Nurseries"), most of the New England real estate holdings and the investment in Centaur Communications, Ltd. ("Centaur") to CLR. Subject to certain conditions, the Corporation intends to distribute to its shareholders the common stock of CLR (the "Distribution"). The only significant asset the Corporation will have after the Distribution will be its investment in GC Holdings. The Corporation will then be merged, subject to approval of 66 2/3% of its shareholders, with and into GC Holdings, with the Corporation's shareholders at that time receiving approximately 4.45 shares of Class B Common Stock of GC Holdings in exchange for each share of the Corporation's stock.

      On January 21, 1997, General Cigar acquired two affiliated companies (collectively "Villazon") for approximately $81.4 million consisting of $90.5 million of purchase price and direct acquisition costs, less $9.1 million of cash acquired. At closing, cash paid to the sellers was $64.6 million and $24.4 million of seller notes were issued. The acquisition of Villazon was financed from the initial borrowings under the General Cigar Credit
Agreement (see below), which was repaid from the Offering proceeds.

      On January 21, 1997, General Cigar entered into a Credit Agreement (the "General Cigar Credit Agreement") which provided financing for the acquisition of Villazon and repayment of the amount outstanding under the Culbro Credit Agreement. The General Cigar Credit Agreement provides financing for GC Holdings and its subsidiaries. In addition, under the terms of the Distribution Agreement, General Cigar transferred $7 million to finance the operations of CLR and its subsidiaries. Subsequent to the Offering, the cash flows of CLR have been segregated from the cash flows of GC Holdings.

      The Corporation believes that cash flows from operations and credit facilities will be adequate to finance its businesses.

Results of Operations
1996 Compared to 1995

      In 1996, the Corporation sold its packaging and labeling systems business, CMS Gilbreth, and has reported CMS Gilbreth's results as a discontinued operation. Results of prior years were restated to reflect the current presentation.

       Income from continuing operations increased from $7.5 million in 1995 to $8.4 million in 1996 due principally to higher operating profit in the cigar business, partially offset by the effect of other expense of $4.5 million (see below) recorded in contemplation of the Offering.

      Higher profit in the cigar business reflected an increase in net sales of approximately 25%. The increase in net sales reflected principally higher unit sales of premium cigars, and higher prices in all cigar categories. Continued strong sales and prices of premium cigars and higher prices in the mass market category more than offset slightly lower unit volume in certain brands of mass market cigars. Management believes that volume in mass market cigars was adversely affected by repositioning and renaming certain brands. Gross profit in the cigar business increased, reflecting higher prices, benefits from mix due to relatively higher sales of premium cigars, and the increased volume. Operating expense in the cigar business increased due principally to the higher sales volume. The operating results of the Club Macanudo cigar bar which opened in 1996 were not material.

      Operating profit in the nursery products business, Imperial Nurseries, was substantially unchanged from last year. The effect of higher net sales was offset by lower margins and higher operating expenses.

      In the Connecticut real estate business, operating results decreased from last year due to lower property sales and a loss of approximately $0.4 million on the sale of an equity interest in a real estate joint venture. The joint venture sale generated proceeds of approximately $4 million. Operating results of the New York City office building increased due to higher rental revenue from leasing previously vacant space.

      General corporate expense increased by $2.3 million due to other expense of $4.5 million partially offset by lower annual incentive compensation expense in 1996 compared to 1995. The other expense of $4.5 million in 1996 represents the cost of terminating a long-term incentive compensation plan and severance costs for corporate employees, in contemplation of the Offering.

      Interest expense decreased from 1995 reflecting lower debt levels in 1996 and overall lower interest rates.

      The loss from discontinued operations reflects the loss on the sale of CMS Gilbreth, partially offset by operating profit prior to the sale. Operating results of CMS Gilbreth declined from last year due principally to lower sales.

1995 Compared to 1994

      The income from continuing operations in 1995, compared to a loss from continuing operations in 1994, reflected substantially higher operating profit in the cigar business. The higher profit in the cigar business reflected higher unit volume and higher prices in all cigar categories. Gross profit was higher due to the higher sales and increased gross margins. The increase in gross margins reflected a more favorable mix due to relatively higher sales of premium cigars and lower fixed costs per unit due to the higher volume. Operating expenses in the cigar business increased due to the higher volume. As a percentage of net sales, operating expenses decreased slightly in fiscal 1995 due to expenses increasing at a lower rate relative to the increase in sales.

      Operating results in the Corporation's nursery products business increased in 1995 due to improved pricing and lower costs, partially offset by the effect of lower volume. Imperial's 1995 results included a charge of $1 million to reserve for excess field grown plant inventories due to projected market conditions. Imperial plans to reduce its investment in field grown plant inventories.

      In the Corporation's real estate segment, operating results of the Connecticut real estate business increased, reflecting the effect of the $3.6 million charge recorded in 1994 to write off previously expended costs on certain projects that were not being developed as originally planned. Excluding the effect of this one-time charge in 1994, operating results in the Connecticut real estate business in 1995 were substantially unchanged. Conditions in the commercial and residential real estate markets in the greater Hartford area continued to hamper development activities. Although leasing activities were strong in 1995, lower lease rates reflected the soft commercial market. Results in the Corporation's commercial office building in New York City improved slightly due to higher rental income from short-term leases.

      General corporate expense increased due principally to accruals for management incentive compensation, related to the increased earnings in 1995.

      Results from the Corporation's equity investments in 1995 reflected a loss at Centaur compared to income in 1994. Centaur's lower results reflected a weakening in the British economy. The Corporation's 1994 results from equity investments included a loss at Eli Witt prior to the deconsolidation of that company in April 1994.

      In 1995, the Corporation's results included certain nonoperating items, both income and expense, which substantially offset each other. A gain of approximately $2.6 million on an insurance settlement reflected the proceeds received from two of the claims related to a General Cigar office and warehouse facility destroyed by fire in May 1994. Additional claims related to this incident remain outstanding. Included in other nonoperating income, net were approximately $2.2 million of expenses reflecting the Corporation's support of its investment in Eli Witt and expenses related to a terminated transaction for the sale of 51% of General Cigar.

      Interest expense increased in 1995 because of a full year of interest accrued on the 10% exchangeable subordinated note, as compared to a partial year in 1994. The accrued dividend income and accretion on the Eli Witt Series B Preferred Stock, included in other nonoperating income, net, is equal to the accrued interest expense on the subordinated note.

      Net income increased in 1995 compared to 1994 due to the higher income from continuing operations and slightly higher results from the discontinued operation, CMS Gilbreth, which was sold in 1996. CMS Gilbreth's results increased as a result of higher sales and cost reduction benefits from closing a facility in 1994, partially offset by higher spending on research and development.

Quarterly Data on Common Shares

The following are the high and low prices of common shares of Culbro Corporation (the "Corporation") in 1996 and 1995 as traded on the New York Stock Exchange.

         1st Quarter       2nd Quarter       3rd Quarter      4th Quarter
       High        Low   High        Low   High        Low  High        Low
]      ---------------   ---------------   ---------------  ---------------
1996   67 5/8   46 3/4   76 3/4   52 1/4   62 1/2   43 1/4  60 1/4   49 1/4
1995   14 7/8   11 3/4   29 1/2   14 7/8   36 1/4   26      51 3/4   33

There were no cash dividends declared in 1996 or 1995.

Selected Financial Data

(dollars in thousands except per share data)      1996         1995          1994           1993           1992
---------------------------------------------------------------------------------------------------------------
Net sales and other revenue                 $  204,812   $  168,996   $   134,335    $ 1,317,680    $ 1,106,914
Operating profit                                19,853       18,644         3,153         13,848         12,216
Income (loss) from continuing
  operations                                     8,399        7,504        (2,172)        (1,218)           (31)
Income (loss) per common share from
  continuing operations                           1.80         1.69         (0.50)         (0.45)         (0.01)
Net income (loss)                                7,856       11,189         1,152         (7,452)         1,868
Net income (loss) per common share                1.68         2.52          0.27          (1.89)          0.43
Dividends per common share                        --           --            --             --             0.60
Working capital                                 95,430       64,671        69,003        120,147         96,542
Property and equipment, net                     66,829       61,059        61,894         99,994         83,637
Total assets                                   243,444      277,818       268,057        419,791        400,609
Long-term debt                                  49,925       84,089        98,612        174,969        145,163
Shareholders' equity                           135,788      124,975       112,037        110,882        119,035
Book value per common share at
  end of period                                  30.09        28.47         26.01          25.74          27.63
Weighted average common shares
  and equivalents outstanding                4,664,000    4,440,000     4,308,000      4,308,000      4,308,000
                                             =========    =========     =========      =========      =========

The 1992 through 1995 information presented above has been restated to reflect CMS Gilbreth as a discontinued operation. The 1996, 1995 and 1994 information reflects the deconsolidation of Eli Witt (see Note 11).

Consolidated Statement of Operations and Retained Earnings

(dollars in thousands except per share data)
--------------------------------------------------------------------------------
                                                   1996      1995       1994

Net sales and other revenue                     $ 204,812  $168,996   $134,335
Costs and expenses
Cost of goods sold                                120,449    98,072     83,085
Selling, general and administrative expenses       60,010    52,280     44,497
Other expense                                       4,500        --      3,600
                                                ---------  ---------  --------
Operating profit                                   19,853    18,644      3,153
Income (loss) from equity investments, net            303      (153)    (1,728)
Other nonoperating income, net                      1,917       116      1,446
Gain on insurance settlement                           --     2,586         --
Gain on sale of Eli Witt common stock                  --        --      2,691
Interest expense                                    8,758     9,242      8,585
                                                ---------  ---------  --------
Income (loss) before income taxes                  13,315    11,951     (3,023)
Income tax provision (benefit)                      4,916     4,447       (851)
                                                ---------  ---------  --------
Income (loss) from continuing operations            8,399     7,504     (2,172)
                                                ---------  ---------  --------
Discontinued operation:
Loss on sale of business, net of tax benefit and
  reversal of excess deferred taxes of $4,182      (1,311)       --         --
Income from operations, net of tax of $527
  (1995-$2,580;1994-$2,273)                           768     3,685      3,324
                                                ---------  ---------  --------
(Loss) income from discontinued operation            (543)    3,685      3,324
                                                ---------  ---------  --------
Net income                                          7,856    11,189      1,152
Retained earnings - beginning of year             110,686    99,497     98,345
                                                ---------  ---------  --------
Retained earnings - end of year                 $ 118,542  $110,686   $ 99,497
                                                =========  =========  ========

Income (loss) per common share from
  continuing operations                         $    1.80  $   1.69   $  (0.50)
(Loss) income per common share from
  discontinued operation                            (0.12)     0.83       0.77
                                                ---------  ---------  --------
Net income per common share                     $    1.68  $   2.52   $   0.27
                                                ========= =========  =========
Weighted average common shares
     and equivalents outstanding                4,664,000 4,440,000  4,308,000
                                                ========= =========  =========

See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Common Stock and Capital in Excess of Par Value

                                                         Capital in     Common
                                                Common   Excess of   Stock in
(dollars in thousands)                           Stock   Par Value   Treasury
--------------------------------------------------------------------------------

Balance November 27, 1993                        $4,549     $13,296   $ (5,308)
Issuance of treasury stock (226 shares)              --          --          3
                                                 ------     -------   --------
Balance December 3, 1994                          4,549      13,296     (5,305)
Issuance of treasury stock (225 shares)              --          --          5
Exercise of stock options (81,632 shares)            --         (20)     1,764
                                                 ------     -------   --------
Balance December 2, 1995                          4,549      13,276     (3,536)
Issuance of treasury stock (60 shares)               --          --          1
Exercise of stock options (121,388 shares)            -         326      2,630
                                                 ------     -------   --------
Balance November 30, 1996                        $4,549     $13,602   $   (905)
                                                 ======     =======   ========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet
                                                           Nov. 30,    Dec. 2,
(dollars in thousands except per share data)                   1996       1995
--------------------------------------------------------------------------------

Assets
Current Assets
Cash and cash equivalents                                 $   5,409  $   6,523
Receivables, less allowance of $784 (1995-$803)              35,257     28,377
Inventories                                                  81,232     63,774
Deferred income taxes                                         3,091         --
Other current assets                                          4,832      4,883
                                                          ---------  ---------
Total current assets                                        129,821    103,557

Property and equipment, net                                  66,829     61,059
Real estate held for sale or lease, net                      25,218     29,959
Investment in real estate joint ventures                      3,403      7,964
Other, including investment in Centaur
  of $14,695 (1995-$14,392)                                  18,173     18,049
Investment in Series B Preferred Stock of Eli Witt               --     15,122
Net assets of discontinued operation                             --     42,108
                                                          ---------  ---------
Total assets                                              $ 243,444  $ 277,818
                                                          =========  =========
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities                  $  27,502  $  27,363
Income taxes                                                  5,481      2,610
Long-term debt due within one year                            1,408      8,913
                                                          ---------  ---------
Total current liabilities                                    34,391     38,886

Long-term debt                                               49,925     84,089
Accrued retirement benefits                                  15,874     16,148
Deferred income taxes                                            --      5,622
Other noncurrent liabilities and deferred credit              7,466      8,098
                                                          ---------  ---------
Total liabilities                                           107,656    152,843
                                                          ---------  ---------
Shareholders' Equity
Common stock, par value $1 per share
   Authorized-10,000,000 shares
   Issued-4,549,190 shares                                    4,549      4,549
Capital in excess of par value                               13,602     13,276
Retained earnings                                           118,542    110,686
                                                          ---------  ---------
                                                            136,693    128,511
Less-Common stock in Treasury, at cost
    37,597 shares (1995-159,045)                               (905)    (3,536)
                                                          ---------  ---------
Total shareholders' equity                                  135,788    124,975
                                                          ---------  ---------
Total liabilities and shareholders' equity                $ 243,444  $ 277,818
                                                          =========  =========

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

(dollars in thousands)                                                             1996        1995        1994
---------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                     $  7,856    $ 11,189    $  1,152
Adjustments to reconcile net income
  to net cash (used in) provided by operating activities:
Depreciation and amortization                                                     5,334       5,157       4,632
Loss (income) from discontinued operation, before tax                             4,198      (6,265)     (5,597)
Gain on insurance settlement                                                       --        (2,586)       --
Gain on sale of Eli Witt common stock                                              --          --        (2,691)
(Income) loss from equity investments, net                                         (303)        153       1,728
Discount and interest on subordinated note                                        2,167       2,349       1,446
Accretion and dividend income on Series B Preferred Stock of Eli Witt            (2,167)     (2,349)     (1,446)
Increase in other noncurrent liabilities from other expense                       3,000        --          --
Provision for bad debts                                                             490         278         570
Proceeds from sale of equity interest in a  real estate joint venture             4,042        --          --
Changes in assets and liabilities:
   Decrease in real estate held for sale or lease                                 1,024       1,414       3,965
   (Increase) decrease in inventories                                           (17,458)     (1,892)      1,017
   Increase in accounts receivable                                               (7,370)    (11,161)       (690)
   (Decrease) increase in accounts payable and accrued liabilities                 (314)      9,179      (1,065)
   Increase in income taxes payable                                               2,871       2,311          35
   (Decrease) increase in deferred income taxes                                  (8,713)        857      (2,714)
Other, net                                                                        1,177      (1,432)      1,934
                                                                               --------    --------    --------
Net cash (used in) provided by operating activities of continuing operations     (4,166)      7,202       2,276
Net cash provided by operating activities of discontinued operation               3,547       9,435      10,235
                                                                               --------    --------    --------
Net cash (used in) provided by operating activities                                (619)     16,637      12,511
                                                                               --------    --------    --------

Investing activities:
Net proceeds from sale of CMS Gilbreth                                           35,030        --          --
Additions to property and equipment                                             (11,079)     (3,688)     (2,509)
Investment in Eli Witt subordinated note                                           --        (5,000)       --
Proceeds from insurance settlement                                                 --         2,225         500
Proceeds from Eli Witt repayment of a mortgage loan to the Corporation             --          --         8,000
Proceeds from the sale of Eli Witt common stock                                    --          --           672
Investing activities related to discontinued operation                             (947)     (1,450)     (2,317)
                                                                               --------    --------    --------
Net cash provided by (used in) investing activities                              23,004      (7,913)      4,346
                                                                               --------    --------    --------

Financing activities:
Payments of long-term debt                                                      (25,662)    (15,502)    (28,662)
Increases in long-term debt                                                         475       5,000      16,669
Proceeds from exercise of stock options                                           1,688       1,363        --
                                                                               --------    --------    --------
Net cash used in financing activities                                           (23,499)     (9,139)    (11,993)
                                                                               --------    --------    --------

Net (decrease) increase in cash and cash equivalents                             (1,114)       (415)      4,864
Cash and cash equivalents at beginning of year                                    6,523       6,938       2,074
                                                                               --------    --------    --------
Cash and cash equivalents at end of year                                       $  5,409    $  6,523    $  6,938
                                                                               ========    ========    ========

See Notes to Consolidated Financial Statements.

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands except per share data)

1. Significant Accounting Policies

Basis of Consolidation

      The consolidated financial statements of the Corporation include the accounts of all wholly owned subsidiaries. The Corporation accounts for its approximately 25% investment in Centaur on the equity method. Approximately $6,550, representing the excess of the cost of the Corporation's investment over the book value of its equity in Centaur, is being amortized on a straight-line basis over 40 years. The Corporation accounts for its investment in real estate joint ventures on the equity method.

Fiscal Year

      The Corporation's fiscal year ends on the Saturday nearest November 30. Fiscal 1996 and 1995 ended on November 30, 1996 and December 2, 1995, respectively, and contained 52 weeks. Fiscal 1994 ended on December 3, 1994, and contained 53 weeks.

Reclassification

      Certain amounts in the prior years financial statements have been reclassified to conform to the current presentation.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on deposit and bank commercial paper which matures within 90 days of purchase.

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

Revenue and Gain Recognition

      In the consumer products, industrial products and nursery products businesses, sales and the related costs of sales are recognized upon shipment of products. In the real estate business, gains on real estate sales are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate."

Advertising and Promotion Expense

      Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred.

Stock-Based Compensation

      In 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Corporation has elected to adopt this new accounting statement through a pro forma disclosure of the effects of using a fair value method to value stock options granted (see Note 7). The Corporation will continue to use the method of accounting for stock options as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, adoption of the disclosure requirements of SFAS No. 123 will have no effect on the Corporation's reported financial position and results of operations.

Earnings Per Share

      Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding, considering the dilutive effect of outstanding stock options.

Fair Value of Financial Instruments

      The amounts included in the financial statements for accounts receivable, accounts payable and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of the Corporation's other financial instruments are discussed in Note 6.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, depreciation and amortization, employee benefit plans, taxes, and other contingencies, among others.

2. Subsequent Events

Certain Transactions

      On February 28, 1997, the Corporation's newly formed subsidiary, General Cigar Holdings, Inc. ("GC Holdings"), completed an initial public offering of
6.9 million shares of its Class A Common Stock (the "Offering"), reflecting approximately 26% of the common equity ownership of GC Holdings. Each share of Class A Common Stock entitles its holder to one vote. The Corporation owns the remaining equity ownership of GC Holdings in the form of Class B Common Stock, which entitles its holder to ten votes for each share. Accordingly, the Corporation holds approximately 97% of the combined voting power of the outstanding common stock of GC Holdings. The proceeds from the Offering, after underwriters' discounts and commissions and estimated other expenses, were approximately $113 million and were used to reduce debt, a substantial portion of which was incurred in connection with a recent acquisition (see below). See
Note 4 for the unaudited pro forma effect of the Offering on the Corporations's financial statements.

      GC Holdings has no operations of its own, and its principal asset is all of the outstanding stock of General Cigar Co., Inc. ("General Cigar"), previously a wholly owned direct subsidiary of the Corporation. Pursuant to a Distribution Agreement entered into on February 27, 1997, among the Corporation, GC Holdings and the Corporation's wholly owned subsidiary, Culbro Land Resources, Inc. ("CLR"), the Corporation transferred certain assets and liabilities to GC Holdings and CLR. The Distribution Agreement also provides for a potential distribution of the stock of CLR to the shareholders of the Corporation (the "Distribution"). The Distribution is contingent upon (i) either a tax ruling or an opinion of counsel satisfactory to the Corporation that the Distribution constitutes a tax free reorganization under Section 335 of the Internal Revenue code and (ii) approval of the Merger (see below) by the Corporation's shareholders.

      The assets transferred to GC Holdings included principally 1,100 acres of land, all of the outstanding common stock of 387 PAS Corp., Club Macanudo, Inc., and Club Macanudo (Chicago) Inc. The terms of the Distribution
Agreement required GC Holdings to assume certain related liabilities and the amount outstanding under the Culbro Credit Agreement (see Note 6). The Distribution Agreement also provided for the assumption of certain employee benefit arrangements of the Corporation by GC Holdings, and for a tax sharing agreement between the Corporation, GC Holdings, and CLR. The assets transferred to CLR included the Corporation's non-tobacco businesses and investments, principally its nursery business, Imperial Nurseries, Inc. ("Imperial"), most of its New England real estate holdings and the investment in Centaur Communications Ltd. ("Centaur"). The Distribution Agreement also required a transfer of $7 million to CLR from GC Holdings on February 27, 1997.

      Subsequent to the Distribution, the Corporation will have as its only significant asset its investment in GC Holdings. The Corporation will then be merged (the "Merger"), subject to approval of 66 2/3% of its shareholders, into GC Holdings. The Corporation's shareholders at that time will receive approximately 4.45 shares of Class B Common Stock of GC Holdings in exchange for each share of the Corporation's stock.

Villazon Acquisition

      On January 21, 1997, General Cigar completed the acquisitions of two affiliated companies, Villazon & Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A de C.V., a Honduran corporation (collectively "Villazon"), for approximately $81.4 million consisting of $90.5 million of purchase price and direct acquisition costs less $9.1 million of cash acquired at closing. Cash paid to the sellers was $64.6 million and $24.4 million aggregate principal amount of seller notes were issued (the "Villazon Acquisition"). Both companies are engaged in the cigar business. The Villazon Acquisition will be accounted for using the purchase method of accounting. Cost in excess of net assets acquired, primarily trade names and other intangible assets, is estimated to be approximately $71 million (see unaudited pro forma condensed financial information in Note 4). General Cigar entered into a Credit Agreement (see Note 6) to finance the acquisition. The amounts borrowed under the General Cigar Credit Agreement and $14.4 million of the seller notes were repaid with the proceeds from the Offering.

3. Business Disposition

      On November 8, 1996, the Corporation completed the sale of its labeling and packaging systems business, CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth"). The Corporation received net proceeds, after sale expenses, of approximately $35.0 million and recorded an estimated pretax loss of approximately $5.5 million on the sale, net of operating profit of approximately $1.6 million earned during the phase-out period. The actual loss on sale will be determined when the closing balance sheet of CMS Gilbreth is finalized. The sale proceeds were used to repay debt.

      CMS Gilbreth is reported as a discontinued operation in the accompanying financial statements. Financial statements of prior periods have been restated to reflect the current presentation. Net sales and other revenue of CMS Gilbreth in 1996 were $43,624 through the date of sale, and $51,048 and $51,080 in 1995 and 1994, respectively.

4. Consolidated Condensed Pro Forma Financial Information (Unaudited)

      The following consolidated condensed unaudited pro forma financial information reflects the Corporation as if the Villazon Acquisition, including the associated borrowings to finance the acquisition, the sale of CMS Gilbreth, and the Offering had been completed. The unaudited consolidated condensed pro forma statement of operations assumes that these transactions had taken place at the beginning of fiscal 1996. The unaudited consolidated condensed pro forma balance sheet reflects the effect of the acquisition of Villazon and the

Offering as if they had taken place at the balance sheet date. The effect of the sale of CMS Gilbreth is reflected in the Corporation's 1996 balance sheet. The unaudited pro forma consolidated condensed financial information presented herein may not necessarily reflect the results of operations and financial position that actually would have been achieved had the transactions discussed above actually taken place at the assumed dates.

Consolidated Condensed Pro Forma Statement of Operations (Unaudited)

                                                                           1996
                                                                           ----

Net sales                                                             $ 246,830
                                                                      ---------
Operating profit                                                         31,934
Other nonoperating items                                                  2,899
Interest expense                                                          4,766
                                                                      ---------
Income before taxes                                                      30,067
Income tax expense                                                       11,449
                                                                      ---------
Income before minority interest                                          18,618
Minority interest in subsidiary                                          (4,831)
                                                                      ---------
Income from continuing operations                                     $  13,787
                                                                      =========

Consolidated Condensed Pro Forma Balance Sheet (Unaudited)

                                                                        Nov. 30,
                                                                            1996
                                                                        --------

Current assets                                                          $151,530
Property and equipment, net                                               71,179
Intangible assets                                                         71,352
Other assets                                                              49,136
                                                                        --------
Total assets                                                            $343,197
                                                                        ========

Current liabilities                                                     $ 35,824
Long-term debt                                                            28,445
Other noncurrent liabilities                                              30,140
                                                                        --------
Total liabilities                                                         94,409
Minority interest in subsidiary                                           40,463
Shareholders' equity                                                     208,325
                                                                        --------
Total liabilities, minority interest and shareholders'equity            $343,197
                                                                        ========

5. Industry Segment Information

      The Corporation's businesses operate in three industry segments: consumer products, nursery products and real estate. The consumer products segment is engaged in the manufacturing and marketing of cigars, growing wrapper tobacco, distributing disposable lighters and operating a cigar bar in New
York City, which opened in 1996. The nursery products segment is engaged in growing plants which are sold principally to garden centers, wholesalers, and mass merchandisers and operating sales and service centers which sell principally to landscapers. The real estate segment is engaged in building and managing commercial and industrial properties, developing residential subdivisions on real estate owned by the Corporation in Connecticut and Massachusetts and owning and managing a commercial office building in New
York City.

       Revenue, operating profit and assets of operations outside the United States, and export sales are not material. Capital expenditures and depreciation and amortization presented herein include amounts related to capital leases.

                                                 1996        1995         1994
--------------------------------------------------------------------------------

Net sales and other revenue
Consumer Products                            $154,676   $ 124,033    $  88,304
Nursery Products                               36,759      34,507       34,928
Real Estate                                    13,377      10,456       11,103
                                             --------   ---------    ---------
                                             $204,812   $ 168,996    $ 134,335
                                             ========   =========    =========
Operating Profit
Consumer Products                            $ 31,013   $  26,405    $  13,532
Nursery Products                                1,650       1,732         (604)
Real Estate (a)                                   721       1,719       (1,983)
                                             --------   ---------    ---------
Industry segment totals                        33,384      29,856       10,945
General corporate expense (b)                  13,531      11,212        7,792
Income (loss) from equity investments, net        303        (153)      (1,728)
Other nonoperating income, net                  1,917         116        1,446
Gain on insurance settlement                     --         2,586         --
Gain on sale of Eli Witt common stock            --          --          2,691
Interest expense                                8,758       9,242        8,585
                                             --------   ---------    ---------
Income (loss) before income taxes            $ 13,315   $  11,951    $  (3,023)
                                             ========   =========    =========
Identifiable assets
Consumer Products                            $105,714   $  76,933    $  64,126
Nursery Products                               43,948      42,881       40,636
Real Estate                                    60,266      69,272       71,215
                                             --------   ---------    ---------
Industry segment totals                       209,928     189,086      175,977
General corporate                              33,516      46,624       48,252
Net assets of discontinued operation             --        42,108       43,828
                                             --------   ---------    ---------
                                             $243,444   $ 277,818    $ 268,057
                                             ========   =========    =========

(a) Real estate segment operating loss in 1994 includes a $3.6 million charge for the write off of development costs expended in earlier years.
(b) General corporate expense in 1996 includes expense of $4.5 million for the termination of a compensation plan and severance and other expenses in contemplation of the Offering (see Note 2).

                            Capital Expenditures   Depreciation and Amortization
                           1996     1995     1994       1996     1995     1994
--------------------------------------------------------------------------------

Consumer Products       $ 8,393   $2,499   $1,455     $2,342   $2,037   $1,815
Nursery Products          1,258      789      594      1,116    1,132      912
Real Estate               1,035      248      402      1,101    1,161    1,045
                        -------   ------   ------     ------   ------   ------
Industry segment totals  10,686    3,536    2,451      4,559    4,330    3,772
General corporate           393      152       58        775      827      860
                        -------   ------   ------     ------   ------   ------
                        $11,079   $3,688   $2,509     $5,334   $5,157   $4,632
                        =======   ======   ======     ======   ======   ======

6. Long-term Debt

      Long-term debt includes:

                                          Nov. 30,   Dec. 2,
                                              1996      1995
--------------------------------------------------------------------------------

Credit Agreement                           $36,000   $40,000
Mortgages                                   11,862    16,013
Senior Notes                                  --      21,000
Exchangeable Subordinated Note,
   10% (face value $15,000)                   --      12,700
Obligations under capital leases             3,471     3,289
                                           -------   -------
                                            51,333    93,002
Less: due within one year                    1,408     8,913
                                           -------   -------
Total long-term debt                       $49,925   $84,089
                                           =======   =======

      As of November 30, 1996, the annual payment requirements for the mortgages, for the years 1997 through 2001 are $406, $450, $5,486 , $525 and $568, respectively.

      On June 5, 1996, the Corporation and its banks entered into the Second Amended and Restated Credit Agreement (the "1996 Culbro Credit Agreement") which replaced the previous Credit Agreement that was scheduled to terminate in December 1996. The 1996 Culbro Credit Agreement provided $65 million for general working capital purposes and $20 million for repayment of the Corporation's Senior Notes. The repayment of the Senior Notes in 1996 included a scheduled payment of $7 million with the balance repaid with a portion of the proceeds from the sale of CMS Gilbreth.

       On January 21, 1997, General Cigar entered into a $120 million Credit Agreement (the "General Cigar Credit Agreement") with the banks that previously were lenders under the 1996 Culbro Credit Agreement. The initial borrowings under the General Cigar Credit Agreement were used for the Villazon Acquisition and to repay the amount outstanding under the 1996 Culbro Credit Agreement. The General Cigar Credit Agreement is composed of a $60 million term loan and a revolving credit facility of $60 million. The proceeds from the Offering were used to repay the amount outstanding under the term loan and the revolving credit facility of the General Cigar Credit Agreement. Also, the commitment under the revolving credit facility was reduced to $50 million. In accordance with the terms of the General Cigar Credit Agreement, borrowings under the revolving credit facility bear interest at the Eurodollar rate plus 0.75%. General Cigar will pay a commitment fee of 1/4 of 1% on the unused portion of the revolving credit facility. The General Cigar Credit Agreement includes limitations on indebtedness, investments and other significant transactions, as defined.

      Prior to the Offering, the General Cigar Credit Agreement was guaranteed by the Corporation and provided financing to the Corporation and all of its subsidiaries. Subsequent to the Offering, the General Cigar Credit Agreement will provide financing to General Cigar and the other related subsidiaries of GC Holdings. GC Holdings is financed separately from CLR and its subsidiaries, and the cash flow of GC Holdings is not available to CLR. As part of the Distribution Agreement (see Note 2), GC Holdings transferred cash of $7 million to CLR immediately prior to the Offering.

      In October 1996, the Corporation's real estate business satisfied a nonrecourse mortgage of approximately $3.8 million on a commercial property by transferring the property to the lender in satisfaction of the outstanding mortgage. The net book value of the property was substantially equal to the mortgage balance.

      In November 1996, the Corporation exchanged the Series B Preferred Stock of Eli Witt in satisfaction of the $15 million Subordinated Note originally due August 1998. The exchange satisfied the principal and accrued interest on the note. Interest expense in 1996, 1995 and 1994 included $782, $850 and $522, respectively, for amortization of the original issue discount on the subordinated note.

      In April 1995, the Corporation entered into a $5 million mortgage on its New York City office building. The mortgage bears interest at the Eurodollar rate plus 2%, matures March 31, 1999 and requires periodic payments of interest only until maturity. The proceeds were used by the Corporation for an additional investment in Eli Witt in the form of a subordinated note (see Note 11).

      The Corporation previously entered into two interest rate swap agreements with major banks as a hedge against interest rate exposure on its variable rate debt. One such agreement, to fix the Corporation's borrowing rate at 4.74% on $30 million of variable rate debt, expired in March 1996. A similar interest rate swap agreement, that fixed the Corporation's borrowing rate at 4.89% on an additional $20 million of variable rate debt, expired in September 1995. The effect of these swap agreements was to decrease 1996 and 1995 interest expense by $75 and $572, respectively, reflecting payments received from the banks under these agreements. Interest expense in 1994 was increased by $370 under these agreements, reflecting the excess of payments made to the banks over payments received.

      Management believes that because the interest rate on the 1996 Culbro Credit Agreement adjusted to current market rates, this debt, as stated on the November 30, 1996 balance sheet, approximated its fair market value. Management also believes that the amounts reflected on the balance sheet for its other debt facilities reflect their current market values based on market interest rates for comparable risks, maturities and collateral.

7. Shareholders' Equity

Employees Stock Option Plans

      In 1996, the Corporation adopted the 1996 Stock Plan (the "1996 Plan") for officers and key employees, under which 500,000 shares of common stock were made available for purchase at prices equal to the fair market value at date of grant. The 1992 Stock Plan (the "1992 Plan") and the 1991 Employees Incentive Stock Option Plan (the "1991 Plan") for officers and key employees made available 300,000 and 210,000 shares of common stock, respectively, for purchase at prices equal to the fair market value at date of grant. A portion of the options outstanding under these three plans may be exercised as Incentive Stock Options, which under current tax laws do not provide any tax deductions to the Corporation.

      Options are not exercisable until three years from the date of grant and may be exercised over a period ending not later than ten years (1996 Plan) and eight years (1991 and 1992 Plans) from the date of grant. The exercise period for each grant is determined by the Corporation's Compensation Committee.

      As of November 30, 1996, a total of 400,000 and 40,300 shares under the 1996 Plan and 1992 Plan, respectively, were available for future grant. There are no shares available for future grant under the 1991 Plan. None of the options outstanding at November 30, 1996 may be exercised as stock appreciation rights. Upon consummation of the Distribution and Merger, the Corporation will convert all employee stock options outstanding under the Employees Stock Option Plans into options to purchase shares of common stock of GC Holdings and shares of common stock of CLR. The number of outstanding options and exercise prices would be adjusted to preserve the value of the options.

      Transactions under the 1996, 1992 and 1991 Plans are summarized as follows:

                                                        Number
                                                     of Shares
------------------------------------------------------------------------------

Options outstanding at Nov. 27, 1993                   280,700
Granted during 1994                                     88,300
Expired, canceled and exercised                        (33,400)
                                                      --------
Options outstanding at Dec. 3, 1994                    335,600
Granted during 1995                                     68,000
Expired, canceled and exercised                        (92,200)
                                                      --------
Options outstanding at Dec. 2, 1995                    311,400
Granted during 1996                                    134,400
Expired, canceled and exercised                       (103,286)
                                                      --------
Options outstanding at Nov. 30, 1996                   342,514
                                                      ========

Options prices range between:                         $  12.25
                                                           and
                                                      $  80.00
Options exercisable:
December 3, 1994                                       109,000
December 2, 1995                                        86,100
November 30, 1996                                       78,114
Expiration  of the 1991 Plan                              2001
Expiration  of the 1992 Plan                              2002
Expiration  of the 1996 Plan                              2006
Number of option holders at Nov. 30, 1996                   13

Nonemployee Directors Stock Option Plans

      In 1996, the Corporation adopted the 1996 Stock Option Plan for Nonemployee Directors (the "1996 Non-employee Plan"), under which 25,000 shares of common stock were made available for purchase at prices equal to the fair market value at date of grant. The 1992 Stock Option Plan for Nonemployee Directors (the "1992 Nonemployee Plan") made available 45,000 shares of common stock for purchase at prices equal to the fair market value at date of grant. Options canceled become available for future grant. Options are not exercisable until three years from the date of grant and may be exercised over a period ending not later than eight years from the date of grant. As of November 30, 1996, 18,000 options under the 1996 Nonemployee Plan and 3,000 options under the 1992 Nonemployee Plan remain available for future grant. None of the options outstanding at November 30, 1996, may be exercised as stock appreciation rights. Upon consummation of the Distribution and Merger, options granted under the 1996 and 1992 Nonemployee Plans will be converted, after adjustment for dilution, into options to purchase common shares of GC Holdings. Transactions under the 1996 Nonemployee Plan and the 1992 Nonemployee Plan are summarized as follows:

                                                       Number
                                                    of Shares
--------------------------------------------------------------------------------

Options outstanding at Nov. 27, 1993                   14,000
Granted during 1994                                    14,000
                                                      -------
Options outstanding at Dec. 3, 1994                    28,000
Granted during 1995                                    14,000
                                                      -------
Options outstanding at Dec. 2, 1995                    42,000
Granted during 1996                                     7,000
Exercised during 1996                                  (6,000)
                                                      -------
Optional outstanding at Nov. 30, 1996                  43,000
                                                      =======

Option prices range between                           $ 14.38
                                                          and
                                                      $ 63.81

Number of option holders at Nov. 30, 1996                   7

Stock-Based Compensation

      In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value method of accounting for, or disclosing, stock-based compensation plans. The Corporation has adopted the disclosure provisions of this standard which require disclosing the pro forma effect on earnings and earnings per share of the fair value method of accounting for stock-based compensation. The Corporation's income from continuing operations and income per common share from continuing operations would have been the following pro forma amounts (unaudited) under the method prescribed by SFAS No. 123.

                                                                   1996
                                                                   ----

Income from continuing operations, as reported                $   8,399
Income from continuing operations, pro forma (unaudited)      $   7,964

Income per common share from continuing
  operations, as reported                                     $    1.80
Income per common share from continuing
  operations, pro forma (unaudited)                           $    1.71

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996; expected volatility of approximately 30%; risk free interest rates of 5.48%-6.61%; expected option term of 6 years and no dividend yield for all options issued. The expected option term was developed based on historical grant and exercise information.

Employment Agreement

      The Corporation entered into a five-year employment agreement in 1994 with a corporate officer which included the issuance of 125,000 stock options. The options are exercisable at a rate of 25,000 per year from 1995 through 1999 at an option price of $4.00 per share. At the time the options were granted, the quoted market price of the Corporation's common stock was $14.69 per share. The difference between this market price and the option price is being reflected as compensation expense over the term of the agreement. Upon consummation of the Distribution and Merger, these options will be converted, after adjustment for dilution, into options to purchase common shares of GC Holdings. Compensation expense was $267, $267 and $170 in 1996, 1995 and 1994, respectively. As of November 30, 1996, 15,000 options had been exercised and 35,000 options were exercisable.

Preferred Stock

      The Corporation has 1,000,000 authorized but unissued shares of preferred stock, par value $1.

8. Retirement Benefits

Pension Plan

      The Corporation has a noncontributory defined benefit pension plan covering certain employees. The plan provides benefits based on employees' years of service and compensation. Contributions to the plan are made in accordance with the provisions of the Employee Retirement Income Security Act.

      Pension expense included in consolidated results of operations was as follows:

                                                1996          1995         1994
--------------------------------------------------------------------------------

Service costs-benefits earned
  during the year                           $  1,153      $    962      $ 1,089
Interest on projected benefit
 obligations                                   4,053         4,086        3,928
                                            --------      --------      -------
Total benefit expense                          5,206         5,048        5,017
                                            --------      --------      -------
Actual return on pension plan's
  assets                                     (10,935)      (12,886)        (786)
Difference from expected
  long-term return                             6,516         8,439       (3,499)
                                            --------      --------      -------
Net expected return                           (4,419)       (4,447)      (4,285)
                                            --------      --------      -------
Special termination
  benefits expense                               279          --           --
Curtailment gain resulting
  from sale of CMS Gilbreth                     (452)         --           --
Amortization of net pension
  obligation at adoption of
  SFAS No. 87                                     51            51           51
Other                                             39            21           21
                                            --------      --------      -------
Net pension expense                         $    704      $    673      $   804
                                            ========      ========      =======

      The status of the Culbro Corporation Pension Plan at November 30, 1996 and December 2, 1995 was as follows:

                                                                  1996        1995
----------------------------------------------------------------------------------
Present value of benefits earned
  by participants, including vested
  benefits of $52,095 and $53,730
  at Nov. 30, 1996 and Dec. 2, 1995,
  respectively                                                $ 52,668    $ 54,274
                                                              ========    ========
Plan assets at fair value, primarily
  equities                                                      70,711      64,639
Present value of projected benefit
  obligations                                                   54,759      56,882
                                                              --------    --------
Plan assets in excess of projected
  benefit obligations                                           15,952       7,757
Amount included on balance sheet                                 6,697       5,993
                                                              --------    --------
Unrecognized net asset                                        $ 22,649    $ 13,750
                                                              ========    ========
Unrecognized net asset includes:
Net gain from experience differences and assumption changes   $ 23,101    $ 14,190
Changes due to plan amendments                                    (321)       (203)
Net pension obligation at adoption of SFAS No. 87                 (131)       (237)
                                                              --------    --------
Unrecognized net asset                                        $ 22,649    $ 13,750
                                                              ========    ========

      Discount rates of 7.75% and 7.50% were used to compute the present value of pension benefits at November 30, 1996 and December 2, 1995, respectively. A 5% rate of increase in future compensation levels was used to estimate the projected pension obligations at both November 30, 1996 and December 2, 1995. The expected rate of return on pension plan assets in 1996, 1995 and 1994 was estimated at 9% representing the average long-term rate expected from the investment of plan assets.

Other Postretirement Benefits

      The Corporation provides health and life insurance benefits to certain retired employees. The components of other postretirement benefits expense included in the consolidated statement of operations were as follows:

                                                     1996        1995       1994
--------------------------------------------------------------------------------

Service cost-benefits earned
  during the year                                   $ 122        $105       $110
Interest on accumulated post-
  retirement benefit obligation                       568         636        693
Curtailment gain related to
  sale of CMS Gilbreth                               (335)        --         --
                                                    -----        ----       ----
Total expense                                       $ 355        $741       $803
                                                    =====        ====       ====

      The liabilities recorded for the actuarial present value of accumulated postretirement benefits, none of which have been funded, for the Corporation at November 30, 1996 and December 2, 1995 were as follows:

                                                               1996         1995
--------------------------------------------------------------------------------

Retirees                                                     $4,339       $4,954
Fully eligible active plan participants                       1,847        1,890
Other active participants                                       466          853
Unrecognized net gain from experience
 differences and assumption changes                           1,120          483
                                                             ------       ------
Liability for other postretirement
  benefits                                                   $7,772       $8,180
                                                             ======       ======

      Discount rates of 7.75% and 7.50% were used to compute the accumulated postretirement benefits obligations at November 30, 1996 and December 2, 1995, respectively. Because the Corporation's obligation for retiree medical benefits is fixed, any increase in the medical cost trend would have no effect on the accumulated postretirement benefits obligation, service cost or interest cost.

9. Leases

      The Corporation and its subsidiaries have noncancellable leases relating principally to a manufacturing facility and vehicles.

Capital Leases

      Future minimum lease payments under capital leases and the present value of such payments as of November 30, 1996 were:

1997                                    $1,344
1998                                     1,063
1999                                       820
2000                                       473
2001                                       286
                                        ------
Total minimum lease payments             3,986
Less: amount representing interest         515
                                        ------
Present value of minimum lease
  payments (a)                          $3,471
                                        ======

(a) Included on the consolidated balance sheet as current liabilities are $1,010 (1995-$814) and as long-term debt $2,461 (1995-$2,475)

      At November 30, 1996, property and equipment financed with capital leases amounted to $4,649 (1995 - $4,369), net of accumulated depreciation of $4,891 (1995-$4,757). Consolidated depreciation expense relating to capital leases was $911 in 1996 (1995-$892;1994-$969).

Operating Leases

      Future minimum rental payments under noncancellable leases as of November 30, 1996 were:

1997                                    $1,065
1998                                     1,012
1999                                       951
2000                                       792
2001                                       569
Later years                              2,175
                                        ------
Total minimum lease payments            $6,564
                                        ======

      Total rental expense for all operating leases in 1996 was $731 (1995-$388; 1994-$231).

      As lessor, the Corporation's activities consist of the leasing of office and industrial space in Connecticut and New York. Future minimum rentals to be received under noncancellable leases as of November 30, 1996 were:

1997                           $ 4,588
1998                             4,257
1999                             3,679
2000                             3,544
2001                             2,869
Later years                      1,546
                               -------
Total minimum rental revenue   $20,483
                               =======

      Total rental revenue from all leases in 1996 were $5,243
(1995-$5,765;1994-$5,596).

10. Income Taxes

      The income tax provision (benefit) is summarized as follows:

                                                 1996         1995         1994
--------------------------------------------------------------------------------

Continuing operations:
   Current federal                            $ 9,654       $3,078      $(1,078)
   Current state and local                      1,152          743          475
   Deferred, principally federal               (5,890)         626         (248)
                                              -------       ------      -------
Income tax provision (benefit)
   from continuing operations                   4,916        4,447         (851)
                                              -------       ------      -------
Discontinued operation:
   Current federal                               (553)       2,057        2,374
   Current state and local                       (277)         292          365
   Deferred, principally federal               (2,825)         231         (466)
                                              -------       ------      -------
Income tax (benefit) provision
   from discontinued operation                 (3,655)       2,580        2,273
                                              -------       ------      -------
Total income tax provision                    $ 1,261       $7,027      $ 1,422
                                              =======       ======      =======

      Income (loss) from continuing operations before income taxes in 1996, 1995, and 1994 was substantially from domestic U.S. operations. The reasons for the differences between the United States statutory income tax rate and the effective rates for continuing operations are shown in the following table:

                                                           1996       1995       1994
--------------------------------------------------------------------------------------
Tax expense (benefit) at statutory rates                $ 4,660    $ 4,183    $(1,028)
State and local income taxes                                749        483        314
Refund of prior years' income
  taxes and liability adjustments                          --         (374)      (467)
Foreign subsidiaries                                       (106)        54       (119)
Subsidiary loss accounted for under the equity method      --         --          706
Other                                                      (387)       101       (257)
                                                        -------    -------    -------
                                                        $ 4,916    $ 4,447    $  (851)
                                                        =======    =======    =======

      The significant components of the net deferred tax asset (liability) are as follows:

                                                  1996       1995
------------------------------------------------------------------------------

Depreciation and amortization                  $(8,405)   $(9,929)
Postretirement benefit obligations               2,950      3,651
Pension liabilities                              2,542      2,601
Inventories                                      2,328      2,254
Deferred income attributable to
  deconsolidated subsidiary                       --       (1,483)
Other, principally deferred compensation and
  benefits in 1996                               3,676     (2,716)
                                               -------    -------
                                               $ 3,091    $(5,622)
                                               =======    =======

11. Investment in Eli Witt

      The Corporation owns 50.1% of the outstanding common stock of Eli Witt, a wholesale distribution company. Prior to 1994, Eli Witt was a consolidated subsidiary of the Corporation. In April 1994, as a result of transactions related to an Eli Witt acquisition, the Corporation's ownership percentage of Eli Witt decreased to its present level and the Corporation deconsolidated Eli Witt and accounted for its investment in the common stock of Eli Witt under the equity method of accounting. Through November 30, 1996, Eli Witt was in a common deficit position, and as such, the Corporation has a negative basis in its common equity investment in Eli Witt. Accordingly, the Corporation has not recognized the results of Eli Witt subsequent to its deconsolidation in April 1994.

      In 1995, the Corporation invested an additional $5 million in Eli Witt in the form of a subordinated note due August 1, 1998. The Corporation applied this additional investment to reduce the negative basis in its common equity investment in Eli Witt from approximately $6.5 million to approximately $1.5 million.

      In 1996, Eli Witt filed for protection under Chapter 11 of the Bankruptcy Code and entered into a contract to sell all of its operating assets to another wholesale distributor. In January 1997, the sale was approved by the Bankruptcy Court and was completed shortly thereafter. Under the terms of the sale, shareholders of Eli Witt will not receive any proceeds. The Corporation has no investment related to Eli Witt on its 1996 consolidated balance sheet.

12. Supplemental Financial Statement Information

Net Sales and Other Revenue

      Excise taxes are included in net sales and other revenue and cost of goods sold in the consolidated statement of operations. Excise taxes paid on cigars in 1996, 1995 and 1994 were $7,894, $7,035, and $5,555, respectively.

Selling, General and Administrative Expenses

      Included in selling, general and administrative expenses in 1996 were advertising expenses of $4,353 (1995- $2,778;1994-$1,047).

Other Expense

      Other expense of $4,500 in the 1996 consolidated statement of operations reflects accruals for the cost of terminating a long-term compensation plan and severance for certain employees in contemplation of the Offering of common stock of GC Holdings (see Note 2).

      The other expense of $3,600 in the 1994 consolidated statement of operations reflects a charge in the Connecticut real estate business to write off development costs expended in earlier years for certain discontinued projects which management decided not to proceed with as originally planned.

Income (Loss) from Equity Investments, Net

      In 1996 and 1995, the Corporation's income (loss) from equity investments reflected the results of Centaur. The Corporation's loss from equity investment in 1994 included a net loss of $2,078 from Eli Witt's operations through the April deconsolidation date and $350 of equity in earnings of Centaur.

Other Nonoperating Income, Net

      Included in other nonoperating income, net, in each of the three fiscal years presented is the accrual of dividend and accretion income on the Eli Witt Series B Preferred Stock held by the Corporation, which is equal to the interest expense on the subordinated note, that was satisfied by the exchange of the preferred stock in 1996. In 1995, other nonoperating income, net, also included expenses related to the Corporation's support of the refinancing of Eli Witt and expenses relating to a proposed sale of a 51% interest in General Cigar, which did not occur.

Inventories

   Inventories consist of:

                                                         Nov. 30,        Dec. 2,
                                                             1996          1995
                                                             ----           ----

Raw materials and supplies                              $  44,446     $  31,163
Work-in-process                                            19,641        14,236
Finished goods                                             17,145        18,375
                                                        ---------     ---------
                                                        $  81,232     $  63,774
                                                        =========     =========
Property and Equipment

   Property and equipment consist of:

                                                         Nov. 30,       Dec. 2,
                                                             1996          1995
                                                             ----          ----

Land                                                    $  10,161     $  10,516
Buildings                                                  62,032        58,504
Machinery and equipment                                    45,807        39,730
                                                        ---------     ---------
                                                          118,000       108,750
Accumulated depreciation                                  (51,171)      (47,691)
                                                        ---------     ---------
                                                        $  66,829     $  61,059
                                                        =========     =========

      Depreciation expense on property and equipment in 1996 was $4,860 (1995-$4,692;1994-$4,242).

Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities include trade payables of $11,157 (1995-$ 4,661), accrued salaries, wages and incentive compensation of $7,050 (1995-$ 6,806) and other accrued liabilities of $9,295 (1995-$15,896).

Supplemental Cash Flow Information

   Cash paid during the year for:

                                       1996       1995       1994
                                       ----       ----       ----

   Interest                           $6,846    $7,004     $7,893
                                    ========    ======     ======
   Income taxes                       $5,839    $4,110     $3,642
                                    ========    ======     ======

      In 1996, the Corporation's Connecticut real estate business exchanged a commercial property in satisfaction of the outstanding nonrecourse mortgage on that property. Also in 1996, the Corporation exchanged the Series B Preferred Stock of Eli Witt that it held in satisfaction of a subordinated note payable and all accrued interest thereon. There was no cash paid or received in either of these transactions.

13. Quarterly Results of Operations (Unaudited)

      Summarized quarterly financial data are presented below.

1996 Quarters                              1st        2nd       3rd       4th      Total
----------------------------------------------------------------------------------------

Net sales and other revenue           $ 32,902    $53,772   $50,831   $67,307   $204,812
Gross profit                            14,252     21,416    22,724    25,971     84,363
Income from continuing
  operations                               428      3,105     3,127     1,739      8,399
Income per common share from
  continuing operations                   0.09       0.67      0.67      0.37       1.80
Net income                                 924      3,377     1,816     1,739      7,856
Net income per common share               0.20       0.73      0.39      0.37       1.68
----------------------------------------------------------------------------------------

1995 Quarters                              1st        2nd       3rd       4th      Total
----------------------------------------------------------------------------------------

Net sales and other revenue           $ 28,881    $48,636   $43,329   $48,150   $168,996
Gross profit                            11,364     18,601    18,918    22,041     70,924
Income (loss) from continuing
  operations                              (465)     3,866     2,489     1,614      7,504
Income (loss) per common share from
  continuing operations                  (0.11)      0.90      0.55      0.35       1.69
Net income                                 550      4,962     3,045     2,632     11,189
Net income per common share               0.13       1.15      0.67      0.57       2.52
----------------------------------------------------------------------------------------

      The 1996 fourth quarter includes other expense of $4.5 million reflecting accruals for management long-term incentive compensation and severance in contemplation of transactions described in Note 2. The 1995 fourth quarter includes a charge of $1.0 million to reserve for unsaleable inventories in the nursery products business.

14. Commitments and Contingencies

      In connection with the sale of Moll Tool & Plastics Corp. ("Moll Tool") in 1991, the Corporation remains liable on a machinery lease obligation of approximately $3.0 million assumed by the purchaser of Moll Tool.

      A portion of the insurance claims related to the loss of an administration and warehouse facility owned and operated by General Cigar was settled in 1995, but certain claims remain outstanding. The amounts, if any, which may be received for these claims cannot be evaluated at this time.

      At November 30, 1996 the Corporation's subsidiary, General Cigar, had entered into firm commitments for capital expenditures of approximately $5.7 million for the expansion of its manufacturing and distribution facilities and the addition of machinery and equipment.

Report of Independent Accountants

To the Shareholders and Directors of Culbro Corporation

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained earnings, of cash flows and of changes in common stock and capital in excess of par value present fairly, in all material respects, the financial position of Culbro Corporation and its subsidiaries at November 30, 1996 and December 2, 1995 and the results of their operations and their cash flows for the fiscal years ended November 30, 1996, December 2, 1995 and December 3, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Culbro Corporation; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
New York, New York
January 28, 1997

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

      The Audit Committee of the Board of Directors is comprised solely of outside directors and is responsible for overseeing and monitoring the quality of the Corporation's accounting and auditing practices. The Audit Committee meets regularly with management, the internal audit department and independent accountants to discuss audit activities, internal controls and financial reporting matters. The internal audit department and the independent accountants have full and free access to the Audit Committee.

      To foster the conduct of its business in accordance with the highest ethical standards, the Corporation annually disseminates ethical guidelines, the Corporation's compliance with which is monitored by senior management and the Audit Committee.

      The appointment of Price Waterhouse LLP as the Corporation's independent accountants was recommended and approved by the Audit Committee and the Board of Directors, and was approved by the shareholders. Price Waterhouse's Report is based on an examination conducted in accordance with generally accepted auditing standards, including a review of internal accounting controls and tests of accounting procedures and records.

/s/ Edgar M. Cullman
EDGAR M. CULLMAN
Chairman of the Board


/s/ Edgar M. Cullman, Jr.
EDGAR M. CULLMAN, JR.
President and Chief Executive Officer


/s/ Jay M. Green
JAY M. GREEN
Executive Vice President
Chief Financial Officer and Treasurer

Corporate Directors and Officers

Directors

Bruce A. Barnet (2),(3),(6),
President and Chief Executive Officer of
Cahners Publishing Company, publishing

John L. Bernbach (2),(6)
Chairman and Chief Executive Officer
of The Bernbach Group, Inc.

Edgar M. Cullman (1),(4),(5)
Chairman of the Board

Edgar M. Cullman, Jr. (1),(4),(6)
President and Chief Executive Officer

Frederick M. Danziger (1),(4)
Of counsel to Latham & Watkins, attorneys

John L. Ernst (1),(3),(5)
Chairman of the Board and President of Bloomingdale Properties,
Inc., investments and real estate
Chairman of the Compensation and the Nominating
Committees of the Corporation

Thomas C. Israel (2),(6)
Chairman of A.C. Israel Enterprises, Inc., investments
Chairman of the Audit Committee of the Corporation

Dan W. Lufkin (1),(2),(3),(4),(5)
Private investor
Co-Chairman of the Finance Committee of the Corporation

Graham V. Sherren (6)
Chairman and Chief Executive Officer of Centaur
Communications Limited, publisher of business magazines

Peter J. Solomon (3),(4)
Chairman of Peter J. Solomon Company Limited and Peter J.
Solomon Securities Company, Limited, investment bankers
Co-Chairman of the Finance Committee of the Corporation

Francis T. Vincent, Jr. (2),(3),(6)
Vincent Enterprises, private investor

Directors Emeritus

Bernhard L. Kohn

Judd L. Pollock

Joseph E. Whitwell

Officers

Edgar M. Cullman
Chairman of the Board

Edgar M. Cullman, Jr.
President and Chief
Executive Officer

Jay M. Green
Executive Vice President
Chief Financial Officer and Treasurer

Joseph C. Aird
Senior Vice President
Controller

A. Ross Wollen
Senior Vice President
General Counsel and Secretary

David M. Danziger
Vice President
Corporate Development

Anthony J. Galici
Vice President
Assistant Controller

Janet A. Krajewski
Vice President
Taxes

Mary L. Raffaniello
Vice President
Human Resources

(1) Executive Committee
(2) Audit Committee
(3) Compensation Committee
(4) Finance Committee
(5) Nominating Committee
(6) Strategic Planning Committee

Corporate Data

The Companies of Culbro Corporation

CONSUMER PRODUCTS
General Cigar Co., Inc.
President - Austin T. McNamara
320 West Newberry Road
Bloomfield, Connecticut 06002

Club Macanudo, Inc.
President - Edgar M. Cullman, Jr.
387 Park Avenue South
New York, New York 10016-8899

NURSERY PRODUCTS
Imperial Nurseries, Inc.
President - Richard L. Wyckoff
90 Salmon Brook Street
Granby, Connecticut 06035

REAL ESTATE
Culbro Land Resources, Inc.
President - Edgar M. Cullman, Jr.
204 West Newberry Road
Bloomfield, CT 06002

Corporate Directory

EXECUTIVE OFFICES
Culbro Corporation
387 Park Avenue South
New York, New York 10016-8899
Tel: (212) 448-3800

INDEPENDENT ACCOUNTANTS
Price Waterhouse LLP
1177 Avenue of the Americas
New York, New York 10036

SPECIAL COUNSEL
Latham & Watkins
885 Third Avenue
New York, New York 10022

REGISTRAR AND TRANSFER AGENT
ChaseMellon Shareholder Services, LLC
450 West 33rd Street
New York, New York 10001

STOCK LISTING
New York Stock Exchange, Inc.
Symbol CBO

SHAREHOLDERS' INFORMATION
The Corporation's Annual Report filed with the
Securities and Exchange Commission on Form
10-K is available upon written request to:
387 Park Avenue South
New York, New York 10016-8899
Attn: Corporate Secretary

Note: The brand names of products mentioned in this Report are trademarks owned by Culbro Corporation and its subsidiaries. All rights thereto are reserved.

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549



                      -----------------------------------------


                                      FORM 10-K



                      -----------------------------------------



                       FOR FISCAL YEAR ENDED NOVEMBER 30, 1996



                   ITEMS 8 and 14 - INDEX TO FINANCIAL STATEMENTS
                            AND ADDITIONAL FINANCIAL DATA



                      -----------------------------------------



                                  CULBRO CORPORATION



                      ------------------------------------------

                                 CULBRO CORPORATION

             INDEX TO FINANCIAL STATEMENTS AND ADDITIONAL FINANCIAL DATA


    The financial statements together with the report thereon of Price Waterhouse LLP dated January 28, 1997, appearing in the accompanying 1996 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and such other information specifically incorporated by reference herein, the 1996 Annual Report to Shareholders is not to be deemed filed or incorporated by reference as part of this report.

    The following exhibits and additional financial data should be read in conjunction with the financial statements in such 1996 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.




    SCHEDULES                                                           PAGE

         VIII         Valuation and Qualifying Accounts and
                      Reserves                                            S-1

         XI           Real Estate and Accumulated Depreciation          S-2/S-3

    Exhibit 11    -   Statement Re: Computation of Earnings Per Share

    Exhibit 21(A) -   List of Subsidiaries

    Exhibit 21(B) -   Chart of Subsidiaries

    Exhibit 23    -   Report of Independent Accountants on Financial
                      Statement Schedules and Consent of Independent
                      Accountants

    Exhibit 27    -   Financial Data Schedule



                                                             CULBRO CORPORATION
                                      SCHEDULE VIII  -  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                           (DOLLARS IN THOUSANDS)




                                  BALANCE AT     CHARGED TO          CHARGED TO          DEDUCTIONS     BALANCE AT
                                  BEGINNING      COSTS AND             OTHER                FROM           END
DESCRIPTION                       OF YEAR        EXPENSES            ACCOUNTS            RESERVES       OF YEAR
---------------------             ------------   -----------         ------------        -----------    ---------

                                                   FOR FISCAL YEAR ENDED NOVEMBER 30, 1996
                                                   ---------------------------------------

RESERVES:

UNCOLLECTIBLE ACCOUNTS - TRADE          803            490                  22                 531(1)          784
                                  ---------      ---------           ---------           ---------       ---------

INVENTORIES                           1,000             16                 300                 351 (2)         965
                                  ---------      ---------           ---------           ---------       ---------


                                                   FOR FISCAL YEAR ENDED DECEMBER 2, 1995
                                                   --------------------------------------

RESERVES:

UNCOLLECTIBLE ACCOUNTS - TRADE        1,076            279                   3                 555(1)          803
                                  ---------      ---------           ---------           ---------      ----------

INVENTORIES                             743          1,007                   -                 750(2)        1,000
                                  ---------      ---------           ---------           ---------      ----------


                                                   FOR FISCAL YEAR ENDED DECEMBER 3, 1994
                                                   --------------------------------------

RESERVES:

UNCOLLECTIBLE ACCOUNTS - TRADE          751            570                  22                 267(1)        1,076
                                  ---------      ---------           ---------           ---------      ----------

INVENTORIES                             250            493                   -                   -             743
                                  ---------      ---------           ---------           ---------      ----------


NOTES:
(1) ACCOUNTS RECEIVABLE WRITTEN-OFF.
(2) INVENTORIES DISPOSED.




                                                             CULBRO CORPORATION
                                           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           (DOLLARS IN THOUSANDS)


                                                         COST CAPITALIZED
                                                             SUBSEQUENT              GROSS AMOUNT
                                        INITIAL COST       TO ACQUISITION          AT NOVEMBER 30, 1996
                                       ------------        -----------------   --------------------------
                              ENCUM-               BLDG &             CARRYING          BLDG &
DESCRIPTION                   BRANCES    LAND     IMPROVE   IMPROVE    COSTS     LAND   IMPROVE   TOTAL
-----------                   -------  --------  --------   -------   -------   -----   -------   -----

LAND - CT                   $         $   2,967 $    -   $   6,976  $    80  $  3,047  $  6,976   $10,023

RESTAURANT
BLOOMFIELD, CT                                1      -       1,266        -         1     1,266     1,267

RESIDENTIAL DEVELOPMENT
WINDSOR, CT                                  88      -       1,518    2,156        88     3,674     3,762

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                   696         47      -       2,486        -        47     2,486     2,533

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                                3      -       1,815        -         3      1,815    1,818

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                                1      -       1,540       24         1      1,564    1,565

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                                1      -       1,452       23         1      1,475    1,476

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                                -      -         666        -         -        666      666

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                                5      -       2,938       40          5     2,978    2,983

COMMERCIAL OFFICE BUILDING
EAST GRANBY, CT                1,948         74      -       3,182        -         74     3,182    3,256

COMMERCIAL OFFICE BUILDING
EAST GRANBY, CT                              32  1,723         185        -         32     1,908    1,940
                            --------   -------- ------    --------  -------    -------  --------   ------
                              $2,644     $3,219 $1,723     $24,024   $2,323     $3,299   $27,990  $31,289
                            --------   -------- ------    --------  -------    -------  --------   ------
                            --------   -------- ------    --------  -------    -------  --------   ------


                                  ACCUM     DATE OF   DATE OF   DEPR
DESCRIPTION                       DEPR      CONSTR     ACQ      LIFE
-----------                       ------    -------   -------   ----

LAND - CT                         $(361)

RESTAURANT
BLOOMFIELD, CT                     (510)    1983                40 YRS

RESIDENTIAL DEVELOPMENT
WINDSOR, CT                                                       -

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                   (1,156)    1977                40 YRS

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                     (553)    1985                40 YRS

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                     (314)    1988                40 YRS

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                     (332)    1988                40 YRS

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                     (161)    1988                40 YRS

COMMERCIAL OFFICE BUILDING
BLOOMFIELD, CT                     (477)    1991                40 YRS

COMMERCIAL OFFICE BUILDING
EAST GRANBY, CT                  (1,688)    1978                40 YRS

COMMERCIAL OFFICE BUILDING
EAST GRANBY, CT                   ( 519)               1989     40 YRS
                              ----------
                                ($6,071)
                              ----------
                              ----------


                                  CULBRO CORPORATION

                SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (dollars in thousands)



FISCAL YEAR ENDED NOVEMBER 30, 1996
-----------------------------------
                                                         COST      RESERVE
                                                      ---------  ---------
Balance at beginning of period                        $36,138    $(6,179)
    Changes during the period:
    Improvements                                          592
    Additions to reserve charged to costs and expense               (822)
    Tranfer to lender for outstanding mortgage         (4,648)       930
    Cost of sales                                        (793)
                                                      -------    -------
Balance at end of period                              $31,289    $(6,071)
                                                      -------    -------
                                                      -------    -------



FISCAL YEAR ENDED DECEMBER 2, 1995
----------------------------------

                                                        COST      RESERVE
                                                      --------  ----------
Balance at beginning of period                        $36,491    $(5,118)
    Changes during the period:
    Improvements                                          802
    Additions to reserve charged to costs and
      expense                                                       (814)
    Reclassification                                                (247)
    Cost of sales                                      (1,155)
                                                      ---------  --------
Balance at end of period                              $36,138    ($6,179)
                                                      -------   ---------
                                                      -------   ---------



FISCAL YEAR ENDED DECEMBER 3, 1994
----------------------------------

                                                        COST      RESERVE
                                                      --------  -----------
Balance at beginning of period                        $39,676    ($4,338)
    Changes during the period:
    Improvements                                        1,624
    Additions to reserve charged to costs and expense               (780)
    Cost of sales (including writeoffs)                (4,809)
                                                      --------  ---------
Balance at end of period                              $36,491    ($5,118)
                                                      -------   ---------
                                                      -------   ---------