Form 10-K/A
period 1996-11-30
CULBRO CORP
filed 1997-03-31
CIK 26093

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K/A
                                Amendment No. 1 To

               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                                         OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER  1-1210

                               CULBRO CORPORATION

             (Exact name of registrant as specified in its charter)

         NEW YORK                                          13-0762310
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)
         387 PARK AVENUE SOUTH,                           10016-8899
          NEW YORK, NEW YORK                              (Zip Code)
          (Address of principal
            executive offices)

                                 (212) 448-3800
         (Registrant's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
     COMMON STOCK, $1 PAR VALUE          NEW YORK STOCK EXCHANGE, INC.
        Title of Each Class          Name of Each Exchange on Which Registered

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $179,000,000 approximately, based on the closing sales price on the New York Stock Exchange on February 20, 1997.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock:
4,518,472 shares as of February 20, 1997.

    The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

  PART                                                          DOCUMENT
   ---                                                          --------

        I Prospectus of General Cigar Holdings, Inc., dated February 27, 1997, as filed February 28, 1997 pursuant to Rule
           424(b) and included as Exhibit 99 to this Report on Form 10-K
           (the "Prospectus").
       II Prospectus of General Cigar Holdings, Inc., dated February 27, 1997, as filed February 28, 1997 pursuant to Rule
           424(b) and included as Exhibit 99 to this Report on Form 10-K
           (the "Prospectus").
      III  Annual Report on Form 10-K of Culbro Corporation, as filed
           March 17, 1997, for fiscal year 1996 (the "1996 Form 10-K")
       IV Prospectus of General Cigar Holdings, Inc., dated February 27, 1997, as filed February 28, 1997 pursuant to Rule
           424(b) and included as Exhibit 99 to this Report on Form 10-K
           (the "Prospectus").

      The Registrant, Culbro Corporation, is referred herein as the "Company" or "Culbro".

      It is anticipated that Culbro will be merged into General Cigar Holdings, Inc. sometime after Culbro's 1997 Annual Meeting in June 1997. See the Prospectus and the 1996 Form 10-K.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  Part III

    ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Executive Officers
    Information about the Company's executive officers is incorporated by reference to Item 10 of Part III of the Company's 1996 Form 10-K.

Directors

    The following sets forth certain information with respect to the Company's directors.

    EDGAR M. CULLMAN, 79, from 1962 to 1996 served as Chief Executive Officer of Culbro. Mr. Cullman has served as a Director of Culbro since 1961 and has been Chairman of Culbro since 1975. He also is a Director of Centaur Communications Limited, Bloomingdale Properties, Inc. and The Eli Witt Company, a former subsidiary of Culbro ("Eli Witt"). Eli Witt filed for relief from its creditors under Chapter 11 of the Federal Bankruptcy Code in November 1996. Edgar M. Cullman is the father of Edgar M. Cullman, Jr. and the uncle of John L. Ernst.

    EDGAR M. CULLMAN, JR., 51, is the President and Chief Executive Officer of Culbro and he also is a Director of Culbro. He was elected Chief Executive Officer of Culbro in 1996 after serving as the Chief Operating Officer of Culbro for 12 years. He has been President of Culbro since 1984 and has been a Director of Culbro since 1982. In 1992, 1993 and 1995 he was President of Culbro Land Resources, Inc. Mr. Cullman is also a Director of First Financial Caribbean Corporation, Bloomingdale Properties, Inc. and Eli Witt. Eli Witt filed for relief from its creditors under Chapter 11 of the Federal Bankruptcy Code in November 1996.

    BRUCE A. BARNET, 51, has been a Director of Culbro since 1990. He is the President and Chief Executive Officer of Cahners Publishing Company, a magazine publishing company. He was the President and Chief Executive Officer of Cowles Enthusiast Media from March 1993 until March 1996, and was a private investor from 1991 to 1992. Mr. Barnet is also a director of Reed Elsevier, Inc., Batteries, Batteries Inc., Mainspring Communications and the American Business Press.

    JOHN L. BERNBACH, 52, has been a Director of Culbro since 1988. He has been the Chairman and Chief Executive Officer of The Bernbach Group, Inc., a consulting company, since 1994. Mr. Bernbach was the Chairman and Chief Executive Officer of North American Television, Inc. (television production and distribution) from August 1995 to August 1996 and still serves as Non-executive Chairman and Director. Mr. Bernbach was Vice-Chairman of DDB Needham Worldwide, Inc., an advertising agency, from October 1993 to June 1994 and also was its President and a director from 1986 to 1993. He is Chairman of the Board of Avenue China, Inc. and is a director of Northbridge Programming, Inc. and an Advisor to the Board of Wemco, Inc.

    JOHN L. ERNST, 56, has been a Director of Culbro since 1983. He is the Chairman of the Board and President of Bloomingdale Properties, Inc., an investment and real estate company. Mr. Ernst also is a director of First Financial Caribbean Corporation.

    THOMAS C. ISRAEL, 52, has been a Director of Culbro since 1989.
Mr. Israel is a director and Chairman of A.C. Israel Enterprises, Inc., an investment company, as well as a director of Glenayre Technologies, Inc.

    DAN W. LUFKIN, 65, has been a Director of Culbro since 1976. Mr. Lufkin also is a private investor.

    GRAHAM V. SHERREN, 59, has been a Director of Culbro since 1987.
Mr. Sherren is Chairman and Chief Executive Officer of Centaur Communications Limited, as well as a director of each of Hundred Acre Securities Ltd., InType Ltd., Gieves Group Ltd. and Stace-Barr Holdings Ltd.

    PETER J. SOLOMON, 58, has been a Director of Culbro since 1980. Mr. Solomon also is Chairman of Peter J. Solomon Company Limited and Peter J. Solomon Securities Company Limited. In addition, he is a director of Centennial Cellular Corporation, Century Communications Corporation, Charrette Corporation, Monro Muffler Brake, Inc., Office Depot, Inc. and Phillips-Van Heusen Corporation.

    FRANCIS T. VINCENT, JR., 58, has been a Director of Culbro since 1992. Mr. Vincent currently runs Vincent Enterprises and is a private investor. He was senior advisor to Peter J. Solomon Company Limited from 1993 to 1994 and the Commissioner of Major League Baseball from 1989 to 1992. Mr. Vincent is a director of Horizon Group, Inc., Oakwood Homes Corp. and Time Warner, Inc.

EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and the four highest-paid executive officers (the "Named Executive Officers"), as well as the total compensation paid to each individual during the last three calendar years, in connection with such employment.

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG TERM
                                                                                                     COMPENSATION
                                                            ANNUAL COMPENSATION                         AWARDS
                                             -------------------------------------------------  ----------------------
                                                                                   OTHER        RESTRICTED SECURITIES
                                                                                   ANNUAL         STOCK    UNDERLYING
      NAME AND PRINCIPAL POSITION(1)           YEAR      SALARY      BONUS    COMPENSATION(2)    AWARDS    OPTIONS
-------------------------------------------  ---------  ---------  ---------  ----------------  ---------  -----------
Edgar M. Cullman...........................       1996  $ 400,000  $      --     $     17,256           --          --
  Chairman of the Board                           1995    375,000         --           13,689           --          --
                                                  1994    360,000         --           23,628           --          --

Edgar M. Cullman, Jr.......................       1996    400,000         --           30,012           --     100,000
  President and                                   1995    367,000    1,164,400(3)      29,871           --          --
  Chief Executive Officer                         1994    352,000         --           33,716           --          --

Jay M. Green...............................       1996    355,000(4)    65,000      1,128,068           --          --
  Executive Vice President,                       1995    355,000      666,607(3)      24,912           --          --
  Chief Financial Officer and Treasurer           1994    340,000         --           26,714           --     125,000

Joseph C. Aird.............................       1996    145,000       45,000        204,368           --       3,000
  Senior Vice President                           1995    130,970      163,657(3)      72,273           --       4,000
  and Controller                                  1994    115,500         --           26,607           --       4,500

A. Ross Wollen.............................       1996    225,000       55,000         25,589           --       5,000
  Senior Vice President,                          1995    205,000      377,501(3)     109,879           --      15,000
  General Counsel and Secretary                   1994    176,925         --           30,182           --      11,500

------------------------------
(1) Each of the executive officers identified was employed by Culbro during each of the last three years. Until April 1996, Edgar M. Cullman was the Chief Executive Officer of Culbro. Amounts shown exclude $778,778, $621,960, $655,872 and $392,080, to be paid over three years beginning in 1997 to Messrs. Cullman, Jr., Green, Wollen and Aird, respectively, as a result of the termination and payout of benefits under Culbro's 1995-1997 Long Term Performance Plan. See "Certain Employee Benefit Matters--Culbro Long Term Performance Plan."

(2) Amounts shown include matching contributions made by Culbro under its Savings Plan and other miscellaneous cash benefits, but do not include funding for or receipt of retirement plan benefits. No executive officer who would otherwise have been includable in such table resigned or terminated employment during 1996. The amounts shown in 1996 for Mr. Green and Mr. Aird include value realized upon exercise of options of $1,102,163 and $181,458, respectively.

(3) Annual and long-term bonuses were paid in 1996 with respect to performance in 1995 and the 1993-95 cycle, respectively.

(4) All but $46,664 of such compensation was deferred pursuant to the Company's Deferred Incentive Compensation Plan.

Compensation of Directors

    Directors who do not receive compensation as officers or employees of the Company or any of its affiliates will be paid an annual retainer fee of $20,000 and a fee of $900 for each meeting of the Board of Directors or any committee thereof they attend, plus reasonable out-of-pocket expenses.

                        CERTAIN EMPLOYEE BENEFIT MATTERS

    CULBRO STOCK OPTION PLANS

    Culbro maintains three employee stock option plans (collectively, the "Culbro Employee Stock Option Plans") under which unexercised options currently are outstanding: (i) the Culbro Corporation 1991 Employees Incentive Stock Option Plan (the "1991 Plan"); (ii) the Culbro Corporation 1992 Stock Plan (the "1992 Plan"); and (iii) the Culbro Corporation 1996 Stock Plan (the "1996 Plan"). As of December 31, 1996 options for 46,114 shares, 196,400 shares, and 100,000 shares of Culbro common stock were outstanding under the 1991 Plan, the 1992 Plan and the 1996 Plan, respectively. The Culbro Employee Stock Option Plans currently are administered by the Compensation Committee of the Board of Directors of Culbro (the "Culbro Compensation Committee"). Options granted under the Culbro Employee Stock Option Plans are intended to be incentive stock options or nonqualified options. Options granted under the 1991 Plan and the 1992 Plan are not exercisable until three years after the date of grant and terminate eight years from the date of the grant. Options granted under the 1996 Plan are exercisable in equal installments over five years beginning on the third anniversary of the date of grant at increasing exercise prices. See "--Culbro Stock Option Information."

    Culbro maintains two stock option plans for its non-employee Directors, the 1993 Stock Option Plan for Non-Employee Directors (the "1993 Director Plan") and the 1996 Stock Option Plan for Non-Employee Directors (the "1996 Director Plan"). Under the 1993 Director Plan, options to purchase 2,000 shares of Culbro common stock were granted to each non-employee Director in each of 1993, 1994 and 1995. In total, options exercisable with respect to 42,000 shares of Culbro common stock were granted under the 1993 Director Plan, of which options exercisable with respect to 36,000 shares were outstanding as of December 31, 1996. Options granted under the 1993 Director Plan have exercise prices between $14.38 and $19.50 per share. No further options will be granted pursuant to the 1993 Director Plan. Under the 1996 Director Plan, options exercisable for 1,000 shares of Culbro common stock will be granted annually to non-employee Directors of Culbro. There are a total of 25,000 shares of Culbro common stock reserved for issuance under the 1996 Director Plan, of which options exercisable for 7,000 shares were granted in April
1996 at an exercise price of $63.81.

    CULBRO STOCK OPTION INFORMATION

    The following table sets forth the number of stock options granted to each of the Named Executive Officers during fiscal 1996.

                                                                                                           POTENTIAL REALIZABLE
                                                                                                                   VALUE
                                                     INDIVIDUAL GRANTS                                       AT ASSUMED ANNUAL
                                            ------------------------------------                              RATES OF STOCK
                                             NUMBER OF     PERCENTAGE OF TOTAL                              PRICE APPRECIATION
                                            SECURITIES           OPTIONS                                       FOR TEN YEAR
                                            UNDERLYING         GRANTED TO       EXERCISE OR                    OPTION TERM
                                              OPTIONS         EMPLOYEES IN      BASE PRICE    EXPIRATION   --------------------
NAME                                        GRANTED(#)      1996 FISCAL YEAR     ($/SHARE)       DATE         5%         10%
------------------------------------------  ---------------------------------  -------------  -----------  ---------  ---------

Edgar M. Cullman, Jr......................    100,000            74.4%               (1)       1/16/04   $2,633,368 $8,422,455

A. Ross Wollen............................      1,500             1.1%         $   59.38       2/21/04   $  56,016  $ 141,954

A. Ross Wollen............................      3,500             2.6%         $   46.75       1/16/04   $ 102,903  $ 260,776

Joseph C. Aird............................        500             0.4%         $   59.38       2/21/04   $  18,670  $  47,320

Joseph C. Aird............................      2,500             1.9%         $   46.75       1/16/04   $  73,500  $ 186,275

------------------------------

(1) 40,000 of such options are exercisable at $66.00 per share, 40,000 of such options are exercisable at $72.60 per share and 20,000 of such options are exercisable at $80.00 per share.

    Edgar M. Cullman did not hold any options at 1996 fiscal year end. The following table presents the value of options exercised in fiscal 1996 and the value of unexercised options held by the other Named Executive Officers at November 30, 1996.

                                                                                           VALUE OF UNEXERCISED
                                                               NUMBER OF SECURITIES              IN-THE-
                                                                UNDERLYING OPTIONS           MONEY OPTIONS AT
                                     SHARES        VALUE    HELD AT FISCAL YEAR END(#)     FISCAL YEAR END (1)
                                   ACQUIRED ON   REALIZED   --------------------------  --------------------------
NAME                              EXERCISE (#)      ($)     EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
--------------------------------  -------------  ---------  -----------  -------------  -----------  -------------

Edgar M. Cullman, Jr. ..........           --           --          --       100,000     $       0    $         0

Jay M. Green....................       24,300    $1,102,163     85,200        75,000     $3,913,825   $ 3,975,000

A. Ross Wollen..................       12,697    $ 676,115      19,003        31,500     $ 774,249    $ 1,184,375

Joseph C. Aird..............            8,789    $ 437,689       8,211         7,000     $ 399,999    $   204,625

------------------------------

(1) The amounts presented in this column have been calculated based upon the difference between the fair market value of $57.00 of Culbro's common stock on November 30, 1996 and the exercise price of each stock option. See "--Culbro Stock Option Plans."

    CULBRO ANNUAL INCENTIVE COMPENSATION PLAN

    The Culbro Compensation Committee meets during the first quarter of each year to assess the performance during the preceding fiscal year of the officers of Culbro and senior officers of its subsidiaries and to recognize and reward meritorious performance by payment of incentive compensation with respect to such year. Pursuant to a plan approved for 1996 by the Culbro Board of Directors, such annual incentive compensation was based upon predetermined percentages of each recipient's annual salary and depended upon the achievement of specified financial and strategic goals. Incentive compensation is payable in cash subject to deferral under Culbro's Deferred Incentive Compensation Plan. Culbro's 1996 annual plan resulted in the payments to Culbro executives set forth under "Management--Executive Compensation." Culbro employees who do not participate in the incentive compensation plan may be eligible for annual bonus payments depending upon operating unit results.

    CULBRO LONG TERM PERFORMANCE PLAN

    In 1988, the Culbro Compensation Committee and the Culbro Board of Directors approved the Long Term Performance Plan (the "Performance Plan") which is intended to provide additional cash compensation to certain officers of Culbro and senior officers of its subsidiaries selected by the Culbro Compensation Committee. Payments under the Performance Plan are based on the financial performance of the subsidiaries and Culbro over three-year performance cycles, which began in 1989 and every other year thereafter. The third three-year performance cycle which began with fiscal year 1993 resulted in the payments set forth under "Management--Executive Compensation." The Performance Plan was amended for the three-year performance period 1995-1997. Certain senior officers of General Cigar Co., Inc. and certain other subsidiaries are eligible to receive rewards based upon the return on net assets for the applicable business unit.

    In late 1996, the Culbro Board of Directors, on the recommendation of the Compensation Committee, approved the full vesting and termination of the 1995-1997 Performance Plan as it pertains to Culbro corporate executives. These awards total approximately $3.4 million and will be paid in installments from 1997 to 1999. See "Management--Executive Compensation."

    CULBRO DEFERRED INCENTIVE COMPENSATION PLAN

    In 1982, the Culbro Board of Directors adopted the Deferred Incentive Compensation Plan to be administered by the Culbro Compensation Committee, pursuant to which recipients of incentive compensation and directors' fees may elect to defer receipt thereof under a defined contribution arrangement. Amounts deferred earn interest, compounded quarterly, at the prime rate less 1%. Such amounts are not intended to be recognized for tax purposes until received. Participating recipients may designate the amount and the time periods of deferral. Participants have no vested rights in deferred amounts credited to their accounts and are general creditors of Culbro until such amounts actually are paid.

    CULBRO SAVINGS PLAN

    The Culbro Board of Directors adopted a Savings Plan in 1982 (the "Savings Plan"). The Savings Plan covers salaried and hourly employees of Culbro and its participating subsidiaries who are employed in the U.S., are over age 21 and have six months of service. In 1996, a participating employee could have (i) saved up to 5% of annual base salary through payroll deductions, with Culbro contributing $0.40 on each dollar contributed and
(ii) saved an additional 10% of annual base salary without receiving any matching contributions. Highly compensated employees are limited to an additional 3% of annual base salary without receiving any matching contributions. Contributions made in 1996 through payroll deductions not in excess of $9,500 per employee may have been accumulated as pre-tax savings pursuant to Section 401(k) of the Internal Revenue Code. Participants are permitted to choose to allocate their contributions among several alternative investment options.

    During fiscal 1996, Culbro's matching contributions under the Savings Plan for the accounts of the Named Executive Officers are included in the Summary Compensation Table set forth under "Management--Executive
Compensation."

    CULBRO RETIREMENT PLAN

    Retirement benefits are payable under Culbro's Employees Retirement Plan (the "Retirement Plan") for officers and other employees of Culbro and its participating subsidiaries. Directors who are not employees do not participate. Benefits are accrued under the Plan on a career-average earnings basis and through 1996, the pension credit is 1.1% for annual compensation up to the individual's covered compensation as determined from published Social Security tables and 1.65% for annual compensation above said amounts. Compensation is the base rate of earnings as of the first business day of each Plan Year payable for service during the Plan Year excluding overtime, bonuses, incentive compensation or other additional compensation. The estimated annual benefits payable as a life annuity upon retirement at normal retirement age, which assumes service will continue until age 65 at 1996 base salaries, for Messrs. Cullman, Jr., Green, Wollen and Aird are $101,991, $56,641, $65,324 and $49,977, respectively. The retirement benefit of $175,143, subject to certain inflation adjustments, for Edgar M. Cullman reflects the fact that he deferred receipt since age 65 from 1983 to 1989.

    CULBRO INSURANCE AND HEALTH PROGRAMS

    Culbro maintains a variety of employee welfare benefit plans providing life, hospitalization, medical and long-term disability insurance for its salaried and certain hourly paid employees. In addition Culbro provides life, hospitalization and medical insurance for certain of its retired employees. Culbro's aggregate contributions for such employee welfare benefit plans in fiscal 1996 amounted to approximately $3.3 million.

    In 1976, Culbro adopted an Executive Life Insurance Program (the "Program") pursuant to which insurance was purchased for middle and senior level officers and employees. Insurance coverage of $20,000 was provided for each $10,000 salary increment in excess of $50,000 and additional coverage of $10,000 was provided for each $10,000 salary increment in excess of $100,000 up to a maximum insurance coverage of $250,000. As of July 1, 1988 the Program was suspended and all benefits remain as they were as of that date. No new participants have been offered benefits under this Program since its suspension. The aggregate face amount of such coverage through November 30, 1996 was approximately $2.8 million. The amounts paid by Culbro in fiscal 1996 as premiums totaled approximately $80,000, which was paid in part from a loan against the cash value of said insurance and the balance in cash.

    EMPLOYMENT AGREEMENT OF JAY M. GREEN

    In 1994, Culbro entered into an employment agreement with Jay M. Green, Culbro's Chief Financial Officer (the "Employment Agreement"). The Employment Agreement provides that Mr. Green be employed as Executive Vice President --Finance and Administration and Treasurer for a period of five years from April 1994 to April 1999 at a base salary of $340,000 (subject to increase annually as determined by the Culbro Compensation Committee). If Mr. Green is terminated by Culbro without cause, he will be entitled to receive a cash severance payment of 150% of his annual salary. The Employment Agreement also provides for a grant of an option (the "Option") to purchase 125,000 shares of Culbro's common stock at an exercise price of $4 per share.

    The Option vests and becomes exercisable with respect to 20% of the underlying common stock per year, on each of the five anniversaries of the date of the grant. The Option expires (a) on the tenth anniversary date of the date it becomes exercisable, or (b) after the date Mr. Green ceases to be an employee of Culbro or its subsidiaries, (i) within one year following Mr. Green's death or disability, (ii) within three months following a voluntary termination and (iii) immediately upon a termination for cause. The Option shall become immediately exercisable with respect to all shares covered thereby in the event of a termination without cause after the first 30 months of the Employment Agreement; provided that the Option shall expire within three months of such termination. Additionally, in the event that the Cullman & Ernst Group owns less than 40% of Culbro's common stock (or the Common Stock, following the assumption of the Employment Agreement by the Company), the Option shall become exercisable in its entirety. Mr. Green may not be permitted to exercise such number of options in any year which would result in his total compensation exceeding the $1.0 million income tax deduction cap of Section 162(m), unless such exercises are approved by the Section 162(m) Subcommittee of the Board of Directors of Culbro, and the Compensation Committee and would not require further approval of the shareholders of Culbro. Such limitation may not apply in the final year of the Option.

             Compensation Committee Interlocks and Insider Participation


     The Compensation Committee is comprised of

     John L. Ernst, Chairman
     Bruce A. Barnet
     Dan W. Lufkin
     Peter J. Solomon
     Francis T. Vincent, Jr.



     Mr. Cullman, Sr. is chairman of Culbro and until April 11, 1996 was a member of the Compensation Committee. Messrs. Cullman are members of the Board of Bloomingdale Properties, Inc. of which Mr. Ernst, chairman of the Corporation's Compensation Committee, is Chairman and President. Mr. Cullman is Chairman of the Compensation Committee of Centaur Communications Limited, of which Mr. Sherren is chief executive officer. Mr. Sherren is a member of the Corporation's Board but does not serve on its Compensation Committee.

     Mr. Solomon is Chairman of Peter J. Solomon Company Limited ("PJSC"), an investment banking firm. Such firm provides Culbro with strategic and financial advisory services as well as specific transaction-related advisory services pursuant to an engagement letter. In 1995, PJSC was paid a retainer of $75,000 for providing such advisory services. In 1996, PJSC was paid a retainer of $140,625 for such advisory services and was paid a transaction fee of $825,000 for services rendered as financial advisor in connection with the sale of Culbro's CMS Gilbreth Packaging Systems, Inc. division. In addition, Culbro reimbursed PJSC for certain expenses incurred in connection with the rendering of such services.

     Real estate management and advisory services have been provided to Culbro by an affiliate of Bloomingdale Properties, Inc., with which members of the Cullman-Ernst group are associated. A fee of approximately $200,000 was paid by Culbro in 1996 for management of Culbro's New York office building and for other real estate advisory services. Mr. Ernst is Chairman of Bloomingdale Properties, Inc.

     The information under Certain Relationships and Related Transactions on page 58 of the Prospectus is incorporated herein by reference.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corpoiration has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signatures                           Title
----------                           ------


BRUCE A. BARNET*                     Director
------------------------
(Bruce A. Barnet)

JOHN L. BERNBACH*                    Director
------------------------
(John L. Bernbach)

EDGAR M. CULLMAN*                    Chairman of the Board
------------------------             and Director
(Edgar M. Cullman)

EDGAR M. CULLMAN, JR.*               President, Director and
------------------------             Chief Executive Officer
(Edgar M. Cullman, Jr.)

FREDERICK M. DANZIGER*               Director
------------------------
(Frederick M. Danziger)

JOHN L. ERNST*                       Director
------------------------
(John L. Ernst)

JAY M. GREEN                         Executive Vice President and
------------------------             Principal Financial Officer
(Jay M. Green)

THOMAS C. ISRAEL*                    Director
------------------------
(Thomas C. Israel)

DAN W. LUFKIN*                       Director
------------------------
(Dan W. Lufkin)

GRAHAM V. SHERREN*                   Director
------------------------
(Graham V. Sherren)

PETER J. SOLOMON*                    Director
------------------------
(Peter J. Solomon)

FRANCIS T. VINCENT, JR.*             Director
------------------------
(Francis T. Vincent, Jr.)

JOSEPH C. AIRD*                      Senior Vice President and Controller
------------------------
(Joseph C. Aird)


*By   /s/ JAY M. GREEN
      ----------------------
          Jay M. Green

        Executive Vice President-Finance and Administration

                     CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-94202) of Culbro Corporation of our report dated January 28, 1997 appearing in the 1996 Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K/A. We also consent to the incorporation by reference of our report on the Financial statement schedules which is incorporated in this Annual Report on Form 10-K/A.


/s/ Price Waterhouse LLP

New York, New York
March 31, 1997