Form 10-Q
period 1997-03-01
CULBRO CORP
filed 1997-04-15
CIK 26093

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     -----------

                                       FORM 10Q
                                   Quarterly Report
                       Pursuant to Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934

----------------------                                     -------------------
For the 13 Weeks Ended                                          Commission File
MARCH 1, 1997                                                        NO. 1-1210









                                  CULBRO CORPORATION
                        --------------------------------------
                (Exact name of registrant as specified in its charter)





NEW YORK                                                              13-0762310
(state or other jurisdiction of incorporation                      (IRS Employer
or organization)                                          Identification Number)

387 PARK AVENUE SOUTH, NEW YORK, NEW YORK                             10016-8899
(Address of principal executive offices)                              (Zip code)

Registrant's Telephone Number including Area Code                 (212) 448-3800

Former name, former address and former fiscal year,
if changed since last report                                      Not Applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes     X           No
                                          ------------       ------------


     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 31, 1997:   4,542,872

                                  CULBRO CORPORATION
                          ---------------------------------
                                        FORM 10Q



PART I     FINANCIAL INFORMATION
                                                                           PAGE


    Consolidated Statement of Operations and
    Retained Earnings
    13 Weeks Ended
    March 1, 1997 and March 2, 1996...........................................3


    Consolidated Balance Sheet
    March 1, 1997 and November 30, 1996 ......................................4

    Consolidated Statement of Cash Flows
    13 Weeks Ended
    March 1, 1997 and March 2, 1996...........................................5

    Notes to Consolidated Financial Statements.............................6-10

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations.........................11-12



PART II     OTHER INFORMATION.............................................13-14



SIGNATURES...................................................................15

                                  CULBRO CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                AND RETAINED EARNINGS
                     (dollars in thousands except per share data)
                                     (unaudited)






                                                       13 WEEKS ENDED
                                                  -------------------------
                                                     MARCH 1,      MARCH 2,
                                                        1997           1996
                                                  ----------    -----------
Net sales and other revenue                       $  53,488     $   32,902
Costs and expenses:
Cost of goods sold                                   29,458         18,650
Selling, general and administrative expenses         18,284         11,710
                                                 ----------    -----------
Operating profit                                      5,746          2,542
Loss from equity investment                            ( 22)           (18)
Other nonoperating income, net                            -            337
Interest expense                                      2,073          2,164
                                                 ----------    -----------
Income before income tax provision                    3,651            697
Income tax provision                                  1,387            269
                                                 ----------    -----------
Income from continuing operations                     2,264            428
Income from discontinued operation, net of
    taxes of $321                                         -            496
                                                 ----------    -----------
Net income                                            2,264            924
Retained earnings - beginning of period             118,542        110,686
                                                 ----------    -----------
Retained earnings - end of period                 $ 120,806     $  111,610
                                                 ----------    -----------
                                                 ----------    -----------
Income per common share from continuing
    operations                                    $    0.47     $     0.09
Income per common share from discontinued
    operation                                             -           0.11
                                                 ----------    -----------
Net income per common share                       $    0.47     $     0.20
                                                 ----------    -----------
                                                 ----------    -----------
Weighted average common shares and equivalents
    outstanding                                   4,803,000      4,622,000
                                                 ----------    -----------
                                                 ----------    -----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  CULBRO CORPORATION
                             CONSOLIDATED  BALANCE SHEET
                     (dollars in thousands except per share data)


                                                 MARCH 1,       NOVEMBER 30,
                                                     1997               1996
                                                 --------            -------
ASSETS                                           (UNAUDITED)
Current Assets
Cash and cash equivalents                        $   12,559      $    5,409
Receivables, less allowance of $818 (1996 - $784)    33,816          35,257
Inventories                                          94,244          81,232
Deferred income taxes                                 2,043           3,091
Other current assets                                  5,338           4,832
                                                  ---------      ----------
Total current assets                                148,000         129,821

Property and equipment, net                          72,211          66,829
Real estate held for sale or lease, net              25,404          25,218
Intangible assets                                    70,617               -
Investment in real estate joint ventures              3,348           3,403
Other, including investment in Centaur
   Communications Limited of $14,673
    (1996- $14,695)                                  20,160          18,173
                                                  ---------      ----------
Total assets                                     $  339,740      $  243,444
                                                  ---------      ----------
                                                  ---------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities         $   24,694      $   27,502
Long-term debt due within one year                   75,741           1,408
Income taxes                                          2,407           5,481
                                                  ---------      ----------
Total current liabilities                           102,842          34,391

Long-term debt                                       69,447          49,925
Accrued retirement benefits                          15,992          15,874
Deferred income taxes                                 6,030               -
Other noncurrent liabilities                          7,373           7,466
                                                  ---------      ----------
Total liabilities                                   201,684         107,656
                                                  ---------      ----------
Shareholders' equity
Common stock, par value $1
   Authorized - 10,000,000 shares,
    Issued - 4,549,190 shares                         4,549           4,549
Capital in excess of par value                       13,529          13,602
Retained earnings                                   120,806         118,542
                                                  ---------      ----------
                                                    138,884         136,693
Less - Common stock in Treasury, at cost, 30,718
    shares (1996 - 37,597)                             (828)           (905)
                                                  ---------      ----------
Total shareholders' equity                          138,056         135,788
                                                  ---------      ----------

Total liabilities and shareholders' equity       $  339,740      $  243,444
                                                 ----------      ----------
                                                 ----------      ----------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  CULBRO CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (dollars in thousands)
                                     (unaudited)


                                                          13 WEEKS ENDED
                                                       ------------------------
                                                          MARCH 1,     MARCH 2,
                                                              1997         1996
                                                        ----------   ----------
OPERATING ACTIVITIES
Net income                                                2,264      $    924
Adjustments to reconcile net income
  to net cash used in operating activities:
Depreciation and amortization                             1,185         1,194
Income from discontinued operation, before tax                -          (817)
Loss from equity investment                                  22            18
Discount and interest on subordinated note                    -           587
Accrued dividends and accretion income on
  Series B preferred stock of Eli Witt                        -          (587)
Changes in assets and liabilities, net of the
 acquisition of Villazon by General Cigar:
Decrease in accounts receivable                           6,954         8,017
Increase in inventories                                  (6,548)       (7,866)
(Increase) decrease in real estate held for sale or
  lease, net                                               (186)          322
Decrease in accounts payable and accrued liabilities     (4,583)       (7,358)
Decrease in income taxes payable                         (3,074)       (1,206)
Increase in deferred income taxes                           278           403
Other, net                                                1,301           953
                                                      ---------       -------
Net cash used in operating activities of continuing
  operations                                             (2,387)       (5,416)
Net cash used in discontinued operation                       -          (317)
                                                      ----------      -------
Net cash used in operating activities                    (2,387)       (5,733)
                                                      ----------      -------

INVESTING ACTIVITIES
Acquisition of Villazon, net of cash acquired           (56,243)            -
Additions to property and equipment                      (2,259)       (2,095)
Cash used for investing activities of
  discontinued operation                                      -          (321)
                                                      ----------     ---------
Net cash used in investing activities                   (58,502)       (2,416)
                                                      ----------     ---------
FINANCING ACTIVITIES
Increase in debt, principally due to acquisition
  of Villazon in 1997                                    69,677         5,273
Payments of debt                                           (192)         (228)
Other, net                                               (1,446)          722
                                                      ---------      --------
Net cash provided by financing activities                68,039         5,767
                                                      ---------      --------
Net increase (decrease) in cash and cash equivalents      7,150        (2,382)
Cash and cash equivalents at beginning of period          5,409         6,523
                                                      ---------      --------
Cash and cash equivalents at end of period              $12,559       $ 4,141
                                                      ---------      --------
                                                      ---------      --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  CULBRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands except per share data)
                                     (unaudited)




1.  BASIS OF PRESENTATION

         The unaudited financial statements of Culbro Corporation (the "Corporation") included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1996 financial statements included in Form 10K, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.
         The results of operations for the quarter ended March 1, 1997 are not necessarily indicative of the results to be expected for the full year.


2.  SALE OF SUBSIDIARY STOCK

         On February 28, 1997, the Corporation's newly formed subsidiary, General Cigar Holdings, Inc. ("GC Holdings"), sold 6.9 million shares of its Class A Common Stock in an initial public offering (the "Offering"), reflecting approximately 26% of the common equity ownership of GC Holdings. The net proceeds from the Offering, which were received on March 5, 1997, were approximately $113 million after underwriters' discounts and commissions and estimated other expenses, and were used to reduce debt, a substantial portion of which was incurred in connection with the Villazon Acquisition (see Note 3). Each share of Class A Common Stock entitles its holder to one vote. The Corporation owns the remaining equity ownership of GC Holdings in the form of Class B Common Stock, which entitles its holder to ten votes for each share. Accordingly, the Corporation holds approximately 97% of the combined voting power of the outstanding common stock of GC Holdings. See Note 4 for the unaudited pro forma effect of the Offering on the Corporation's financial statements.
         GC Holdings has no operations of its own, and its principal asset is all of the outstanding stock of General Cigar Co., Inc. ("General Cigar"), previously a wholly owned direct subsidiary of the Corporation. Pursuant to a Distribution Agreement entered into on February 27, 1997, among the Corporation, GC Holdings and the Corporation's wholly owned subsidiary, Griffin Land & Nurseries, Inc. ("Griffin"), the Corporation transferred certain assets and liabilities to GC Holdings and Griffin. The Distribution Agreement also provides for a potential distribution of the stock of Griffin to the shareholders of the Corporation (the "Distribution"). The Distribution is contingent upon (i) either a tax ruling (which the Corporation has applied for) or an opinion of counsel satisfactory to the Corporation that the Distribution constitutes a tax free reorganization under Section 335 of the Internal Revenue Code and (ii) approval of the Merger (see below) by the Corporation's shareholders.
    Prior to March 18, 1997, Griffin was known as Culbro Land Resources, Inc.

         The assets transferred to GC Holdings included principally 1,100 acres of land, all of the outstanding common stock of 387 PAS Corp. (which owns the New York City office building that is the headquarters of GC Holdings), Club Macanudo, Inc., Club Macanudo (Chicago) Inc., and GCH Transportation, Inc., a nonoperating subsidiary which owns certain transportation equipment. The terms of the Distribution Agreement required GC Holdings to assume certain related liabilities, principally the Corporation's general corporate debt as of February 27, 1997. The Distribution Agreement also provided for the assumption of certain employee benefit arrangements of the Corporation by GC Holdings, and for a tax sharing agreement between the Corporation, GC Holdings, and Griffin. The assets transferred to Griffin included the Corporation's non-tobacco businesses and investments, principally its landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), most of its New England real estate holdings, the investment in Centaur Communications Ltd. ("Centaur") and the Corporation's interest in The Eli Witt Company ("Eli Witt") and assets previously owned by Eli Witt. The Distribution Agreement also required a transfer of $7 million to Griffin from GC Holdings on February 27, 1997.
         Subsequent to the Distribution, the Corporation will have as its only significant asset its investment in GC Holdings. The Corporation will then be merged (the "Merger"), subject to approval of 66 2/3% of its shareholders, into GC Holdings. The Corporation's shareholders at that time will receive approximately 4.45 shares of Class B Common Stock of GC Holdings in exchange for each share of the Corporation's stock.


3.  VILLAZON ACQUISITION

         On January 21, 1997, General Cigar completed the acquisitions of two affiliated companies, Villazon & Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A. de C. V., a Honduran corporation (collectively "Villazon"), for approximately $80.6 million consisting of $90.5 million of purchase price and direct acquisition costs less $9.9 million of cash acquired at closing. Cash paid to the sellers was $64.6 million and $24.4 million aggregate principal amount of seller notes were issued (the "Villazon Acquisition"). Both companies are engaged in the cigar business. The Villazon Acquisition is accounted for using the purchase method of accounting. Cost in excess of net assets acquired, primarily trade names and other intangible assets, is estimated to be approximately $70 million. General Cigar entered into a Credit Agreement (see Note 5) to finance the acquisition. Early in the second quarter, the amounts borrowed under the General Cigar Credit Agreement and $14.4 million of the seller notes were repaid with the net proceeds from the Offering. The $10 million in remaining seller notes bear interest at prime plus
    1/2 % and mature in January 2002.


4.  CONSOLIDATED CONDENSED PRO FORMA FINANCIAL INFORMATION

         The following consolidated condensed unaudited pro forma financial information reflects the Corporation as if the Villazon Acquisition, including the associated borrowings to finance the acquisition, and the Offering had been completed at the dates described herein. The unaudited consolidated condensed pro forma statement of operations assumes that these transactions had taken place at the beginning of the respective periods. The unaudited consolidated condensed pro forma statement of operations for the 1996 period also reflects the effects of the net proceeds from the sale of CMS Gilbreth Packaging Systems, Inc. and the exchange of the Eli Witt preferred stock (both of these transactions took place in the 1996 fourth quarter) as if these transactions occurred at the beginning of 1996. The unaudited consolidated condensed pro forma balance sheet reflects the effect of the Offering as if the proceeds had been received as of the balance sheet date. The Villazon Acquisition is already reflected in the Corporation's March 1, 1997 balance sheet. The unaudited pro forma consolidated condensed financial information presented herein may not necessarily reflect the results of operations and financial position that actually would have been achieved had the transactions discussed above actually taken place at the assumed dates.

      CONSOLIDATED CONDENSED PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

                                                       13 WEEKS ENDED
                                                 --------------------------
                                                 MARCH 1,          MARCH 2,
                                                     1997              1996
                                                 --------          --------

         Net sales                               $59,080            $39,352
                                                 --------          --------
         Operating profit                          6,865              3,967
         Other nonoperating items, net               (22)               (18)
         Interest expense                            546                454
                                                 --------          --------
         Income before taxes                       6,297              3,495
         Income tax expense                        2,419              1,361
                                                 --------          --------
         Income before minority interest           3,878              2,134
         Minority interest in earnings of
           subsidiary                             (1,382)              (773)
                                                 --------          --------
         Income from continuing operations       $ 2,496           $  1,361
                                                 --------          --------
                                                 --------          --------
         Income per common share from
           continuing operations                 $  0.52           $   0.29
                                                 --------          --------
                                                 --------          --------
         Weighted average common shares
           and equivalents outstanding           4,803,000         4,622,000
                                                 ---------         ---------
                                                 ---------         ---------

         CONSOLIDATED CONDENSED PRO FORMA BALANCE SHEET (UNAUDITED)

                                                                    MARCH 1,
                                                                        1997
                                                                    ---------
         Current assets                                             $148,000
         Property and equipment, net                                  72,211
         Intangible assets                                            70,617
         All other assets                                             48,912
                                                                    --------
                    Total assets                                    $339,740
                                                                    --------
                                                                    --------

         Current liabilities                                        $ 28,472
         Long-term debt                                               30,817
         Other noncurrent liabilities                                 29,395
                                                                    --------
         Total liabilities                                            88,684
         Minority interest in subsidiary                              41,134
         Shareholders' equity                                        209,922
                                                                    --------
         Total liabilities, minority interest and
           shareholders' equity                                     $339,740
                                                                    --------
                                                                    --------

5.  LONG-TERM DEBT

         On January 21, 1997, General Cigar entered into a $120 million Credit Agreement (the "General Cigar Credit Agreement") with banks that previously were lenders under the Culbro Credit Agreement. The initial borrowings under the General Cigar Credit Agreement were used for the Villazon Acquisition and to repay the amount outstanding under the Culbro Credit Agreement. The General Cigar Credit Agreement expires in January 2000 and included a $60 million term loan and a revolving credit facility of $60
    million.   Proceeds from the Offering, received subsequent to the end of the first quarter, were used to repay the term loan and reduce amounts outstanding under the revolving credit facility. After the Offering the commitment under the revolving credit facility is $50 million.
    In accordance with the terms of the General Cigar Credit Agreement, the borrowings under the revolving credit facility bear interest, at either (1) 1% above the prime rate, (2) the Eurodollar rate plus 0.75% or (3) a combination thereof. General Cigar will pay a commitment fee of 1/4 of 1% on the unused portion of the revolving credit facility.
    The General Cigar Credit Agreement includes limitations on indebtedness, investments and other significant transactions, as defined.



6.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

    INVENTORIES

              Inventories consist of:
                                                      MARCH 1,       NOV. 30,
                                                          1997           1996
                                                       --------      --------
              Raw materials and supplies               $47,374       $44,446
              Work-in-process                           21,645        19,641
              Finished goods                            25,225        17,145
                                                        ------       -------
                                                       $94,244       $81,232
                                                       -------       -------
                                                       -------       -------

    PROPERTY AND EQUIPMENT

              Property and equipment consist of:
                                                       MARCH 1,      NOV. 30,
                                                           1997          1996
                                                       --------      --------
              Land                                    $ 10,227       $10,161
              Buildings                                 64,875        62,032
              Machinery and equipment                   50,658        45,807
                                                       -------       -------
                                                       125,760       118,000
              Accumulated depreciation                 (53,549)      (51,171)
                                                       -------       -------
                                                      $ 72,211       $66,829
                                                      --------      --------
                                                      --------      --------

    CASH FLOW

         The cash and noncash activities related to the Villazon Acquisition are summarized as follows:

              Estimated fair value of net assets acquired       $90,520
              Notes issued to sellers                           (24,370)
                                                                --------
              Payments in connection with the acquisition        66,150
              Cash acquired                                      (9,907)
                                                                 -------
              Payments in connection with the acquisition,
                net of cash acquired                            $56,243
                                                                -------
                                                                -------

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS






LIQUIDITY AND CAPITAL RESOURCES

    On February 28, 1997, the Corporation's newly formed subsidiary, General Cigar Holdings, Inc. ("GC Holdings"), sold 6.9 million shares of its Class A common stock in an initial public offering (the "Offering"), representing approximately 26% of the common equity ownership of GC Holdings. The proceeds from the Offering, after underwriters' discounts and commissions and estimated other expenses, were approximately $113 million, and were received on March 5, 1997 (subsequent to the end of the first quarter). The proceeds were used to repay debt, a substantial portion of which was incurred in the acquisition of Villazon (see below). The Corporation owns the remaining equity ownership of GC Holdings in the form of Class B Common Stock. GC Holdings has no operations of its own, and its principal asset is all of the outstanding common stock of General Cigar. Under the terms of a Distribution Agreement entered into on February 27, 1997 among the Corporation, GC Holdings and the Corporation's wholly owned subsidiary Griffin Land & Nurseries, Inc. ("Griffin"), the Corporation transferred certain assets and liabilities to GC Holdings and Griffin. The Distribution Agreement provided for the transfer of the assets of the Corporation's non-tobacco businesses and investments, principally the nursery business, Imperial Nurseries, Inc. ("Imperial Nurseries"), most of the New England real estate holdings and the investment in Centaur Communications, Ltd. ("Centaur") to Griffin. Subject to certain conditions, the Corporation intends to distribute to its shareholders the common stock of Griffin (the "Distribution"). The only significant asset the Corporation will have after the Distribution will be its investment in GC Holdings. The Corporation will then be merged, subject to approval of 66 2/3% of its shareholders, with and into GC Holdings, with the Corporation's shareholders at that time receiving approximately 4.45 shares of Class B Common Stock of GC Holdings in exchange for each share of the Corporation's stock. Prior to March 18, 1997, Griffin was known as Culbro Land Resources, Inc.
    On January 21, 1997, General Cigar acquired Villazon for approximately
$80.6 million consisting of $90.5 million of purchase price and direct acquisition costs, less $9.9 million of cash acquired. At closing, cash paid to the sellers was $64.6 million and $24.4 million of seller notes were issued.
The acquisition of Villazon was financed from the initial borrowings under the General Cigar Credit Agreement (see below), which was repaid from the Offering proceeds subsequent to the end of the first quarter.
    On January 21, 1997, General Cigar entered into a Credit Agreement (the "General Cigar Credit Agreement") which provided financing for the acquisition of Villazon and repayment of the amount outstanding under the Culbro Credit Agreement. In addition, under the terms of the Distribution

Agreement, on February 27, 1997 General Cigar transferred $7 million to Griffin and its subsidiaries. The General Cigar Credit Agreement currently provides financing for only GC Holdings and its subsidiaries. Subsequent to the Offering, the cash flows of Griffin have been segregated from the cash flows of GC Holdings. After repayment of the debt from the Offering proceeds, the Corporation's remaining debt was approximately $32 million, reflecting approximately $29 million of debt in the cigar business and approximately
$3 million of mortgages in Grifffin.
    In the 1997 first quarter, cash used in operating activities was less than last year due principally to higher net income as a result of increased operating profit in the cigar business. Cash used in investing activities principally reflected the acquisition of Villazon and capital expenditure primarily to expand production capacity at General Cigar. Financing activities reflect the borrowing from the General Cigar Credit Agreement used to finance the Villazon acquisition.
    Management believes that cash flow from the operations of its respective businesses, current and anticipated credit facilities, and selective asset sales will be sufficient to fund future operations.


RESULTS OF OPERATIONS


    Net sales increased $20.6 million to $53.5 million in the 1997 first quarter from $32.9 million in the 1996 first quarter, due principally to the sales increase in the cigar business. Net sales in the cigar business increased $21.0 million to $49.8 million in the 1997 first quarter from $28.8 million in the 1996 first quarter. The higher cigar sales were due to increased volume at General Cigar, principally in premium cigars, and price increases in all cigar categories. A portion of the increased volume was directly due to the acquisition in early 1997 of Villazon, which is included for two months in the current quarter. Net sales of the Corporation's other businesses were slightly lower.
    The Corporation's operating profit increased to $5.7 million in the 1997 first quarter from $2.5 million in the 1996 first quarter due to increased operating profit in the cigar business. The increased operating profit in the cigar business was due to the increased sales noted above and higher margins on cigar sales. The improved margins were due to the price increases and a more favorable sales mix. Consistent with prior years, the nursery products business incurred an operating loss in the 1997 first quarter due to the seasonal nature of this business. Overall operating results in the Corporation's real estate businesses were unchanged. Increased profit from the New York City office building was offset by lower results in the Connecticut real estate business, due principally to lower revenue. The nonoperating income in the 1996 first quarter reflected dividend income from the Eli Witt preferred stock that the Corporation previously held. The preferred stock was exchanged in satisfaction of the related subordinated note payable in the 1996 fourth quarter.
    The lower interest expense reflects the reduction of debt in the 1996 fourth quarter, principally from the proceeds from the sale of CMS Gilbreth Packaging Systems, Inc. ("CMS Gilbreth") substantially offset by the interest on the debt incurred to acquire Villazon. Net income in the 1996 first quarter included the results of a discontinued operation, CMS Gilbreth, which was sold in the 1996 fourth quarter.

                                      PART II
                              --------------------------
                                  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBIT 11:  STATEMENT RE COMPUTATION OF EARNINGS PER SHARE
                     (dollars in thousands except per share data)


              PRIMARY                                  13 WEEKS ENDED
                                                  ---------------------------
                                                 MARCH 1,            MARCH 2,
                                                     1997                1996
                                                 --------            --------
Income from continuing operations                $  2,264            $    428
Income from discontinued operation                      -                 496
                                                 --------            --------
Net income                                       $  2,264            $    924
                                                ---------            --------
                                                ---------            --------

Weighted average common shares outstanding      4,514,000           4,410,000
Net effect of dilutive stock options based on the
    treasury stock method using average market
    price                                         289,000             212,000
                                                ---------            --------
Total                                           4,803,000           4,622,000
                                               ----------           ---------
                                               ----------           ---------

Income per common share from continuing
  operations                                      $  0.47             $  0.09
Income per common share from discontinued
  operation                                             -                0.11
                                                 --------            --------
Net income per common share                       $  0.47             $  0.20
                                                 --------             -------
                                                 --------             -------

         FULLY DILUTED                                  13 WEEKS ENDED
                                                 ----------------------------
                                                  MARCH 1,           MARCH 2,
                                                      1997               1996
                                                 ---------           --------
Income from continuing operations                 $ 2,264            $   428
Income from discontinued operation                      -                496
                                                 --------            -------
Net income                                        $ 2,264            $   924
                                                  -------            -------
                                                  -------            -------

Weighted average common shares outstanding      4,514,000          4,410,000
Net effect of dilutive stock options based on the
    treasury stock method using the higher of
    average/ending market price                   339,000            236,000
                                                  -------            -------
Total                                           4,853,000          4,646,000
                                                ---------          ---------
                                                ---------          ---------

Income per common share from continuing
  operations                                       $ 0.47            $  0.09
Income per common share from discontinued
  operation                                             -               0.11
                                                   ------            -------
Net income per common share                        $ 0.47            $  0.20
                                                   ------            -------
                                                   ------            -------

    (B) REPORTS ON FORM 8-K

         The Corporation filed Form 8-K on January 21, 1997 to announce the completion of the acquisition by General Cigar Co. Inc., a subsidiary of the Corporation, of privately held Villazon & Company, Inc. and Honduras American Tabaco S.A. de C.V. (see Note 3). The Corporation filed Form 8-K/A on April
7, 1997 that included the financial statements of Villazon & Company, Inc.
and Honduras American Tabaco S.A. de C.V. and pro forma financial information.

                                      SIGNATURES





PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CULBRO CORPORATION




DATE:  April 15, 1997                   /s/ Jay M. Green
                                    -------------------------------------
                                                             Jay M. Green
                                                 EXECUTIVE VICE PRESIDENT
                                    CHIEF FINANCIAL OFFICER AND TREASURER




DATE:  April 15, 1997                   /s/ Joseph Aird
                                    -------------------------------------
                                                              Joseph Aird
                                       SENIOR VICE PRESIDENT - CONTROLLER