Form 10-Q/A
period 1997-03-01
CULBRO CORP
filed 1997-05-05
CIK 26093

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     -----------


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


                                  AMENDMENT NO. 1

     This amendment revises Note 1 to the financial statements to state that only normal recurring adjustments were made in the interim periods reported herein. No other changes were made to Culbro Corporation's Form 10Q for the 13 weeks ended March 1, 1997 previously filed on April 15, 1997.



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

                                  CULBRO CORPORATION
                          ---------------------------------
                                        FORM 10Q/A



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


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  CULBRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands except per share data)
                                     (unaudited)




1.  BASIS OF PRESENTATION

         The unaudited financial statements of Culbro Corporation (the "Corporation") included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board. Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1996 financial statements included in Form 10K, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

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


DATE:  May 2, 1997

                                                         /s/ Jay M. Green
                                    -------------------------------------
                                                             Jay M. Green
                                                 EXECUTIVE VICE PRESIDENT
                                    CHIEF FINANCIAL OFFICER AND TREASURER



DATE:  May 2, 1997

                                                          /s/ Joseph Aird
                                    -------------------------------------
                                                              Joseph Aird
                                       SENIOR VICE PRESIDENT - CONTROLLER