Form 10-Q
period 1997-05-31
CULBRO CORP
filed 1997-07-15
CIK 26093

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10Q

                                Quarterly Report

                    Pursuant to Section 13 or 15 (d) of the

                        Securities Exchange Act of 1934

For the 13 Weeks Ended           Commission File No.
MAY 31, 1997                     1-1210

                               CULBRO CORPORATION
                      ------------------------------------

             (Exact name of registrant as specified in its charter)

NEW YORK                                         13-0762310
(state or other jurisdiction of               (IRS Employer
incorporation                                Identification
or organization)                                    Number)

387 PARK AVENUE SOUTH, NEW YORK, NY              10016-8899
(Address of principal executive                  (Zip code)
offices)

Registrant's Telephone Number                (212) 448-3800
including Area Code

Former name, former address and              Not Applicable
former fiscal year,
if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes  _X_    No____

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT JUNE 30, 1997:  4,559,132

                               CULBRO CORPORATION
                                    FORM 10Q

PART I / / FINANCIAL INFORMATION                                                         PAGE
                                                                                       ---------

    Consolidated Statement of Operations and Retained Earnings
        13 Weeks Ended May 31, 1997 and June 1, 1996.................................          3

    Consolidated Statement of Operations and Retained Earnings
        26 Weeks Ended May 31, 1997 and June 1, 1996.................................          4

    Consolidated Balance Sheet
        May 31, 1997 and November 30, 1996...........................................          5

    Consolidated Statement of Cash Flows
        26 Weeks Ended May 1, 1997 and June 1, 1996..................................          6

    Notes to Consolidated Financial Statements.......................................       7-12

    Management's Discussion and Analysis of Financial Condition and Results of
       Operations....................................................................      13-14

PART II / / OTHER INFORMATION........................................................      15-16

SIGNATURES...........................................................................         18

                               CULBRO CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             AND RETAINED EARNINGS

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                         FOR THE 13 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Net sales and other revenue...........................................................   $   58,908    $   34,851
Costs and expenses:
Cost of goods sold....................................................................       32,435        19,608
Selling, general and administrative expenses..........................................       15,873        10,627
                                                                                        ------------  ------------
Operating profit......................................................................       10,600         4,616
Other nonoperating income (expense)...................................................          153           (28)
Interest expense......................................................................          447           268
                                                                                        ------------  ------------
Income before income tax provision....................................................       10,306         4,320
Income tax provision..................................................................        3,916         1,670
                                                                                        ------------  ------------
Income before minority interest in earnings of General Cigar Holdings subsidiary......        6,390         2,650
Income attributed to minority interest in earnings of General Cigar Holdings
  subsidiary..........................................................................       (1,623)       --
                                                                                        ------------  ------------
Income from continuing operations.....................................................        4,767         2,650
                                                                                        ------------  ------------

Income from distributed operations, net of taxes of $1,220 and $285...................        1,989           455
Income from discontinued operation, net of taxes of $206..............................       --               272
                                                                                        ------------  ------------
Income from discontinued and distributed operations...................................        1,989           727
                                                                                        ------------  ------------

Net income............................................................................        6,756         3,377
Retained earnings, beginning of period................................................      120,806       111,610
                                                                                        ------------  ------------
Retained earnings, end of period......................................................   $  127,562    $  114,987
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Income per common share from continuing operations....................................   $     0.98    $     0.57
Income per common share from discontinued and distributed operations..................         0.41          0.16
                                                                                        ------------  ------------
Net income per common share...........................................................   $     1.39    $     0.73
                                                                                        ------------  ------------

Weighted average common shares and equivalents outstanding............................    4,872,000     4,669,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

See Notes to Consolidated Financial Statements.

                               CULBRO CORPORATION

                             AND RETAINED EARNINGS

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                         FOR THE 26 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Net sales and other revenue...........................................................   $  108,706    $   63,683
Costs and expenses:
Cost of goods sold....................................................................       59,950        35,850
Selling, general and administrative expenses..........................................       30,301        19,213
                                                                                        ------------  ------------
Operating profit......................................................................       18,455         8,620
Other nonoperating income, net........................................................          470           134
Interest expense......................................................................        1,721           530
                                                                                        ------------  ------------
Income before income tax provision....................................................       17,204         8,224
Income tax provision..................................................................        6,537         3,179
                                                                                        ------------  ------------
Income before minority interest in earnings of General Cigar Holdings subsidiary......       10,667         5,045
Income attributed to minority interest in General Cigar Holdings subsidiary...........       (1,623)       --
                                                                                        ------------  ------------
Income from continuing operations.....................................................        9,044         5,045
                                                                                        ------------  ------------

Loss from distributed operations, net of tax benefits of $14 and $956.................          (24)       (1,512)
Income from discontinued operation, net of taxes of $527..............................       --               768
                                                                                        ------------  ------------
Loss from discontinued and distributed operations.....................................          (24)         (744)
                                                                                        ------------  ------------

Net income............................................................................        9,020         4,301
Retained earnings, beginning of period................................................      118,542       110,686
                                                                                        ------------  ------------
Retained earnings, end of period......................................................   $  127,562    $  114,987
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Income per common share from continuing operations....................................   $     1.87    $     1.09
Loss per common share from discontinued and distributed operations....................        (0.01)        (0.16)
                                                                                        ------------  ------------
Net income per common share...........................................................   $     1.86    $     0.93
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Weighted average common shares and equivalents outstanding............................    4,837,000     4,646,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

See Notes to Consolidated Financial Statements.

                               CULBRO CORPORATION

                           CONSOLIDATED BALANCE SHEET

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  MAY 31, 1997  NOVEMBER 30, 1996
                                                                                  ------------  -----------------
                                                                                  (UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents.......................................................   $    3,340      $       409
Receivables, less allowance of $565 (1996--$482)................................       32,119           31,295
Inventories.....................................................................       76,253           53,702
Other current assets............................................................        4,329            3,673
                                                                                  ------------        --------
Total current assets............................................................      116,041           89,079

Property and equipment, net.....................................................       59,687           52,507
Intangible assets...............................................................       69,125          --
Other assets....................................................................        4,341            3,456
Net assets of distributed operations............................................       95,112           47,449
                                                                                  ------------        --------
Total assets....................................................................   $  344,306      $   192,491
                                                                                  ------------        --------
                                                                                  ------------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities........................................   $   23,693      $    22,827
Long-term debt due within one year..............................................        1,266            1,131
Income taxes....................................................................        6,056            5,481
                                                                                  ------------        --------
Total current liabilities.......................................................       31,015           29,439

Long-term debt..................................................................       26,007           11,079
Accrued retirement benefits.....................................................       16,214           12,525
Deferred income taxes...........................................................        7,797              956
Other noncurrent liabilities....................................................        3,832            2,704
                                                                                  ------------        --------
Total liabilities...............................................................       84,865           56,703
                                                                                  ------------        --------
Minority interest in subsidiary.................................................       42,352          --
                                                                                  ------------        --------
Shareholders' Equity
Common stock, par value $1
  Authorized: 10,000,000 shares
  Issued: 4,563,450 shares (1996-4,549,190).....................................        4,563            4,549
Capital in excess of par value..................................................       85,080           13,602
Retained earnings...............................................................      127,562          118,542
                                                                                  ------------        --------
                                                                                      217,205          136,693

Less--Common stock in Treasury, at cost, 4,318 shares (1996--37,597)............         (116)            (905)
                                                                                  ------------        --------
Total shareholders' equity......................................................      217,089          135,788
                                                                                  ------------        --------
Total liabilities, minority interest and shareholders' equity...................   $  344,306      $   192,491
                                                                                  ------------        --------
                                                                                  ------------        --------

                See Notes to Consolidated Financial Statements.

                               CULBRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                      FOR THE 26 WEEKS ENDED,
                                                                    ---------------------------
                                                                    MAY 31, 1997  JUNE 1, 1996
                                                                    ------------  -------------
OPERATING ACTIVITIES
Net income........................................................   $    9,020     $   4,301
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization.....................................        3,100         1,607
Income attributed to minority interest............................        1,623        --
Loss from discontinued and distributed operations, pretax.........           38         1,173
Changes in assets and liabilities, net of acquisition of Villazon by General Cigar in 1997:
Decrease in accounts receivable...................................        5,138         4,133
Increase in inventories...........................................      (16,087)       (9,350)
Decrease in accounts payable and accrued liabilities..............       (2,447)       (4,375)
Increase in income taxes payable..................................          575           941
Increase (decrease) in deferred income taxes......................        1,618          (873)
Other, net........................................................        1,500          (159)
                                                                    ------------       ------
Net cash provided by (used in) operating activities of continuing
  operations......................................................        4,078        (2,602)
Net cash used in operating activities of discontinued and
  distributed operations..........................................       (6,639)       (5,263)
                                                                    ------------       ------
Net cash used in operating activities.............................       (2,561)       (7,865)
                                                                    ------------       ------
INVESTING ACTIVITIES
Acquisition of Villazon, net of cash acquired (see Note 7)........      (70,068)       --
Additions to property and equipment...............................       (4,872)       (4,663)
Cash used for investing activities of discontinued and distributed
  operations......................................................         (628)       (1,047)
                                                                    ------------       ------
Net cash used in investing activities.............................      (75,568)       (5,710)
                                                                    ------------       ------
FINANCING ACTIVITIES
Net proceeds from sale of subsidiary stock........................      112,600        --
Increase in debt..................................................       --               276
Payments of debt..................................................      (38,137)         (297)
Other, net........................................................         (590)        1,688
Cash provided by financing activities of distributed operations...        7,187        11,932
                                                                    ------------       ------
Net cash provided by financing activities.........................       81,060        13,599
                                                                    ------------       ------
Net increase in cash and cash equivalents.........................        2,931            24
Cash and cash equivalents at beginning of period..................          409           322
                                                                    ------------       ------
Cash and cash equivalents at end of period........................   $    3,340     $     346
                                                                    ------------       ------
                                                                    ------------       ------

    See Notes to Consolidated Financial Statements.

                               CULBRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The unaudited financial statements of Culbro Corporation (the "Corporation") included in this report have been prepared in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board ("FASB"). Also, the financial statements have been prepared in accordance with the accounting policies stated in the Corporation's 1996 financial statements included in Form 10K, and should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

    The results of operations for the quarter and six-month periods ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year. The results of the Corporation's non-tobacco businesses, Griffin Land & Nurseries, Inc. ("Griffin"), which operates the landscape nursery business and the New England real estate business, are reported as distributed operations as a result of the distribution of Griffin common stock to the Corporation's shareholders (see Notes 2 and 4). Prior year's results have been reclassified to conform to the current year's presentation.

2. SALE OF SUBSIDIARY STOCK

    On February 28, 1997, the Corporation's newly formed subsidiary, General Cigar Holdings, Inc. ("GC Holdings"), sold 6.9 million shares of its Class A Common Stock in an initial public offering (the "Offering"), reflecting approximately 26% of the common equity ownership of GC Holdings. The net proceeds from the Offering, which were received on March 5, 1997, were approximately $113 million after underwriters' discounts and commissions and estimated other expenses, and were used to reduce debt, a substantial portion of which was incurred in connection with the Villazon acquisition (see Note 3). Each share of Class A Common Stock entitles its holder to one vote. The Corporation owns the remaining equity ownership of GC Holdings in the form of Class B Common Stock, which entitles its holder to ten votes for each share. Accordingly, the Corporation holds approximately 97% of the combined voting power of the outstanding common stock of GC Holdings. See Note 5 for the unaudited pro forma effect of the Offering on the Corporation's financial statements.

    GC Holdings has no operations of its own, and its principal asset is all of the outstanding stock of General Cigar Co., Inc. ("General Cigar"), previously a wholly owned direct subsidiary of the Corporation. Pursuant to a Distribution Agreement entered into on February 27, 1997, among the Corporation, GC Holdings and Griffin, the Corporation transferred certain assets and liabilities to GC Holdings and Griffin. The assets transferred to GC Holdings included principally 1,100 acres of land, all of the outstanding common stock of 387 PAS Corp. (which owns the New York City office building that is the headquarters of GC Holdings), Club Macanudo, Inc., Club Macanudo (Chicago) Inc., and GCH Transportation, Inc., a nonoperating subsidiary which owns certain transportation equipment. The terms of the Distribution Agreement required GC Holdings to assume certain related liabilities, principally Griffin's general corporate debt as of February 27, 1997. The Distribution Agreement also provided for the assumption of certain employee benefit arrangements of the Corporation by GC Holdings, and for a tax sharing agreement between the Corporation, GC Holdings, and Griffin. The assets transferred to Griffin included the Corporation's non-tobacco businesses and investments, principally its landscape nursery business, Imperial Nurseries, Inc. ("Imperial"), most of its New England real estate holdings, the investment in

                               CULBRO CORPORATION

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

2. SALE OF SUBSIDIARY STOCK (CONTINUED)
Centaur Communications Ltd. ("Centaur") and the Corporation's interest in The Eli Witt Company ("Eli Witt") (the sale of all of Eli Witt's assets was completed in March 1997). The Distribution Agreement also required a transfer of $7 million to Griffin from GC Holdings on February 27, 1997.

    The Distribution Agreement also provided for the distribution of the stock of Griffin to the shareholders of the Corporation (the "Distribution"). The Corporation received a ruling from the Internal Revenue Service which stated that the Distribution constitutes a tax-free reorganization under Section 355 of the Internal Revenue Code. The Distribution of Griffin stock to the Corporation's shareholders was approved by the Corporation's Board of Directors and was completed on July 3, 1997. Prior to March 18, 1997, Griffin was known as Culbro Land Resources, Inc.

    With the Distribution, the Corporation's only significant asset is its investment in GC Holdings. The Corporation's shareholders have approved the merger (the "Merger") of the Corporation into GC Holdings. The Merger is expected to be completed later this year, at which time the Corporation's shareholders will receive approximately 4.45 shares of Class B Common Stock of GC Holdings in exchange for each share of the Corporation's stock.

3. VILLAZON ACQUISITION

    On January 21, 1997, General Cigar completed the acquisitions of two affiliated companies, Villazon & Company, Inc., a U.S. corporation, and Honduras American Tabaco, S.A. de C. V., a Honduran corporation (collectively "Villazon"), for approximately $80.1 million consisting of $90 million of purchase price and direct acquisition costs less $9.9 million of cash acquired at closing. Cash paid to the sellers was $64.1 million and $24.4 million aggregate principal amount of seller notes were issued (the "Villazon Acquisition"). Both companies are engaged in the cigar business. The Villazon Acquisition is accounted for using the purchase method of accounting. Cost in excess of net assets acquired, primarily trade names and other intangible assets, is estimated to be approximately $70 million. General Cigar entered into a Credit Agreement (see Note 6) to finance the acquisition. Early in the second quarter, the amounts borrowed under the General Cigar Credit Agreement and $14.4 million of the seller notes were repaid with the net proceeds from the Offering. The $10 million in remaining seller notes bear interest at prime plus 1/2% and mature in January 2002.

4. DISTRIBUTED AND DISCONTINUED OPERATIONS

    Griffin is reported as a distributed operation in the accompanying financial statements as a result of the distribution of Griffin's common stock to the Corporation's shareholders. The net assets of Griffin will be charged against the Corporation's retained earnings on July 3, 1997, the date of the Distribution. Net sales and other revenue of Griffin in the 1997 second quarter and six-month period were $20,905 and

                               CULBRO CORPORATION

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

4. DISTRIBUTED AND DISCONTINUED OPERATIONS (CONTINUED)
$23,630, respectively, and $18,238 and $21,590, respectively, in the 1996 second quarter and six-month period. Net assets of Griffin include the following:

                                                              MAY 31, 1997  NOVEMBER 30, 1996
                                                              ------------  -----------------
Current assets..............................................   $   47,053       $  44,068
Real estate held for sale or lease, net.....................       27,026          26,862
Investment in Centaur Communications, Ltd...................       15,197          14,695
Property and equipment, net.................................       12,624          12,676
Other assets................................................        3,426           3,474
                                                              ------------        -------
Total assets................................................      105,326         101,775
Current liabilities.........................................        4,602           7,370
Long-term debt..............................................        2,870          38,846
Other liabilities...........................................        2,742           8,110
                                                              ------------        -------
                                                               $   95,112       $  47,449
                                                              ------------        -------
                                                              ------------        -------

    The increase in Griffin's net assets principally reflected the assumption by GC Holdings of the general corporate debt that was historically included in Griffin's financial statements.

    The income from discontinued operation in the 1996 second quarter and six-month period reflected the results of CMS Gilbreth Packaging Systems, Inc., the Corporation's former subsidiary in the packaging business, which was sold in November 1996.

5. CONSOLIDATED CONDENSED UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The following consolidated condensed unaudited pro forma financial information reflects the Corporation as if the Villazon Acquisition, including the associated borrowings to finance the acquisition, and the Offering had been completed at the dates described herein. The unaudited consolidated condensed pro forma statement of operations assumes that these transactions had taken place at the beginning of the respective periods. The unaudited consolidated condensed pro forma statement of operations for the 1996 period also reflects the effects of the net proceeds from the sale of CMS Gilbreth Packaging Systems, Inc. and the exchange of the Eli Witt preferred stock (both of these transactions took place in the 1996 fourth quarter) as if these transactions occurred at the beginning of 1996. The Villazon Acquisition and the Offering are already reflected in the Corporation's May 31, 1997 balance sheet. The unaudited pro forma consolidated condensed financial information presented herein may not necessarily reflect the results of operations that actually would have been achieved had the transactions discussed above actually taken place at the assumed dates.

                               CULBRO CORPORATION

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

5. CONSOLIDATED CONDENSED UNAUDITED PRO FORMA FINANCIAL INFORMATION (CONTINUED) CONSOLIDATED CONDENSED UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

                                                                                         FOR THE 26 WEEKS ENDED,
                                                                                        -------------------------
                                                                                        MAY 31, 1997  JUNE 1,1996
                                                                                        ------------  -----------
Net sales.............................................................................   $  114,298    $  78,769
                                                                                        ------------  -----------
Operating profit......................................................................       19,574       11,152
Other nonoperating income.............................................................          470          134
Interest expense......................................................................          953        1,387
                                                                                        ------------  -----------
Income before taxes...................................................................       19,091        9,899
Income tax expense....................................................................        7,273        3,831
                                                                                        ------------  -----------
Income before minority interest.......................................................       11,818        6,068
Minority interest in earnings of GC Holdings subsidiary...............................       (3,002)      (1,541)
                                                                                        ------------  -----------
Income from continuing operations.....................................................   $    8,816    $   4,527
                                                                                        ------------  -----------
                                                                                        ------------  -----------
Income per common share from continuing operations....................................   $     1.82    $    0.97
                                                                                        ------------  -----------
                                                                                        ------------  -----------
Weighted average common shares and equivalents........................................    4,837,000    4,646,000
                                                                                        ------------  -----------
                                                                                        ------------  -----------

6. LONG-TERM DEBT

    On January 21, 1997, General Cigar entered into a $120 million Credit Agreement (the "General Cigar Credit Agreement") with banks that previously were lenders under the Culbro Credit Agreement. The initial borrowings under the General Cigar Credit Agreement were used for the Villazon Acquisition and to repay the amount outstanding under the Culbro Credit Agreement. The General Cigar Credit Agreement expires in January 2000 and included a $60 million term loan and a revolving credit facility of $60 million. Proceeds from the Offering were used to repay the term loan and reduce amounts outstanding under the revolving credit facility. After the Offering, the commitment under the revolving credit facility is $50 million. In accordance with the terms of the General Cigar Credit Agreement, the borrowings under the revolving credit facility bear interest, at either (1) the prime rate, (2) the Eurodollar rate plus 0.75% or (3) a combination thereof. General Cigar will pay a commitment fee of 1/4 of 1% on the unused portion of the revolving credit facility. The General Cigar Credit Agreement includes limitations on indebtedness, investments and other significant transactions, as defined.

    On April 16, 1997, GC Holdings repaid the outstanding mortgage of $5 million on its New York City office building. The mortgage had an interest rate of the Eurodollar rate plus 2%. Borrowings under the General Cigar Credit Agreement were used to repay the mortgage.

                               CULBRO CORPORATION

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

7. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

INVENTORIES

    Inventories consist of:

                                                              MAY 31, 1997  NOVEMBER 30, 1996
                                                              ------------  -----------------
Raw materials and supplies..................................   $   52,760       $  43,704
Work in process.............................................       11,153           4,529
Finished goods..............................................       12,340           5,469
                                                              ------------        -------
                                                               $   76,253       $  53,702
                                                              ------------        -------
                                                              ------------        -------

PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                              MAY 31, 1997  NOVEMBER 30, 1996
                                                              ------------  -----------------
Land........................................................   $    2,477      $     2,534
Buildings...................................................       61,909           58,225
Machinery and equipment.....................................       40,183           33,470
Accumulated depreciation....................................      (44,882)         (41,722)
                                                              ------------        --------
                                                               $   59,687      $    52,507
                                                              ------------        --------
                                                              ------------        --------

CASH FLOW

    The cash and noncash activities related to the Villazon Acquisition are summarized as follows:

Estimated fair value of net assets acquired.......................  $  89,975
Notes issued to sellers...........................................    (24,370)
Payment of short-term seller notes................................     14,370
                                                                    ---------
Payments in connection with the Acquisition.......................     79,975
Cash acquired.....................................................     (9,907)
                                                                    ---------
Payments in connection with the Acquisition, net of cash
  acquired........................................................  $  70,068
                                                                    ---------
                                                                    ---------

8. EARNINGS PER SHARE

    In February 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. Basic earnings per share include the weighted-average number of common shares outstanding during the period, and does not include common stock equivalents. Under SFAS No. 128, diluted earnings per share include the weighted-average shares outstanding and common stock equivalents. SFAS No. 128 must be adopted by the Corporation in the 1998 first quarter. Early adoption of SFAS No. 128 is not permitted.

                               CULBRO CORPORATION

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

8. EARNINGS PER SHARE (CONTINUED)
    The following pro forma per share information reflects income per share in accordance with the provisions of SFAS No.128.

                                                                                         FOR THE 13 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Pro forma basic income per share from continuing operations...........................   $     1.05    $     0.59
Pro forma basic income per share from discontinued and distributed operations.........         0.44          0.16
                                                                                        ------------  ------------
Pro forma basic net income per share..................................................   $     1.49    $     0.75
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma weighted average shares outstanding.........................................    4,550,000     4,483,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma diluted income per share from continuing operations.........................   $     0.98    $     0.57
Pro forma diluted income per share from discontinued and distributed operations.......         0.41          0.16
                                                                                        ------------  ------------
Pro forma diluted net income per share................................................   $     1.39    $     0.73
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma weighted average shares and equivalents outstanding.........................    4,872,000     4,669,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                                                                         FOR THE 26 WEEKS ENDED,
                                                                                        --------------------------
                                                                                        MAY 31, 1997  JUNE 1, 1996
                                                                                        ------------  ------------
Pro forma basic income per share from continuing operations...........................   $     2.00    $     1.13
Pro forma basic loss per share from discontinued and distributed operations...........        (0.01)        (0.17)
                                                                                        ------------  ------------
Pro forma basic net income per share..................................................   $     1.99    $     0.96
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma weighted average shares outstanding.........................................    4,532,000     4,447,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma diluted income per share from continuing operations.........................   $     1.87    $     1.09
Pro forma diluted loss per share from discontinued and distributed operations.........        (0.01)        (0.16)
                                                                                        ------------  ------------
Pro forma diluted net income per share................................................   $     1.86    $     0.93
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Pro forma weighted average shares and equivalents outstanding.........................    4,837,000     4,646,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    On February 28, 1997, the Corporation's newly formed subsidiary, General Cigar Holdings, Inc. ("GC Holdings"), sold 6.9 million shares of its Class A Common Stock in an initial public offering (the "Offering"), representing approximately 26% of the common equity ownership of GC Holdings. The net proceeds from the Offering, after underwriters' discounts and commissions and estimated other expenses, were approximately $113 million, and were received on March 5, 1997. The proceeds were used to repay debt, a substantial portion of which was incurred in the acquisition of Villazon (see below). The Corporation owns the remaining equity ownership of GC Holdings in the form of Class B Common Stock. GC Holdings has no operations of its own, and its principal asset is all of the outstanding common stock of General Cigar. On July 3, 1997, the Corporation distributed the stock of Griffin Land and Nurseries, Inc. ("Griffin") to the shareholders of the Corporation. Griffin's operations include the Corporation's non-tobacco businesses, principally the landscape nursery and New England real estate businesses, and investment in Centaur Communications Ltd. ("Centaur"). Under the terms of a Distribution Agreement entered into on February 27, 1997 among the Corporation, GC Holdings and Griffin, the Corporation previously transferred certain assets and liabilities to GC Holdings and Griffin.

    Presently, the only significant asset of the Corporation is its investment in GC Holdings. The shareholders of the Corporation have approved the merger of the Corporation with, and into, GC Holdings. The Corporation's shareholders at the date of the merger will receive approximately 4.45 shares of Class B Common Stock of GC Holdings in exchange for each share of the Corporation's stock. The merger is expected to be consummated later this year.

    On January 21, 1997, General Cigar acquired Villazon for approximately $80.1 million consisting of $90 million of purchase price and direct acquisition costs, less $9.9 million of cash acquired. At closing, cash paid to the sellers was $64.1 million and $24.4 million of seller notes were issued. The acquisition of Villazon was financed from the initial borrowings under the General Cigar Credit Agreement (see below), which was repaid from the Offering proceeds in the second quarter.

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

    Net cash used in operating activities was less than last year's due principally to higher profit in the cigar business and lower use of cash for certain working capital items, which together more than offset the effect of higher tobacco inventories being acquired to meet expected cigar demand. Cash used in investing activities reflected principally the acquisition of Villazon and capital expenditures primarily to expand production capacity at General Cigar. Financing activities reflected the proceeds of the Offering. The proceeds were used to repay borrowings under the General Cigar Credit Agreement to finance the Villazon Acquisition, and to repay the balance under the Corporation's bank credit facility. Management believes that cash flow from operations and the General Cigar Credit facility will be sufficient to fund future operations.

RESULTS OF OPERATIONS

    Income from continuing operations, which reflect the results of the Corporation's 74% owned GC Holdings cigar business, was higher in the 1997 second quarter and six-month period compared to last year due to higher revenue from cigar sales and higher cigar prices.

    Net sales increased 69.0%, or $24.0 million to $58.9 million, in the 1997 second quarter from $34.9 million in the 1996 second quarter. For the six-month period, net sales increased 70.7%, or $45.0 million to $108.7 million from $63.7 million in the 1996 period. These increases reflected principally higher unit sales of cigars, principally premiums, and higher prices in all cigar categories. Both the quarter and the six-month period included sales of the newly acquired Villazon business as of January 1997.

    Gross profit for the quarter increased 73.7%, or $11.2 million, to $26.4 million from $15.2 million in the 1996 quarter. In the six-month period, gross profit increased 75.2%, or $21.0 million to $48.8 million from $27.8 million in the prior year's comparable period. Gross margin increased to 44.9% in the 1997 second quarter from 43.7% in the 1996 second quarter. In the 1997 six-month period gross margin also increased to 44.9% from 43.7% last year. The increase in gross margin reflected higher prices and the benefit of relatively higher unit sales of premium cigars.

    Selling, general and administrative expenses increased 49.4%, or $5.3 million, to $15.9 million in the 1997 second quarter from $10.6 million in the 1996 second quarter. For the six-month period selling, general and administrative expenses increased 57.7%, or $11.1 million, to $30.3 million from $19.2 million in the 1996 period. As a percentage of net sales, selling, general and administrative expenses were 26.9% and 27.9%, in the 1997 second quarter and six-month period, respectively, compared to 30.5% and 30.2% in the 1996 second quarter and six-month period, respectively. The decreases in selling, general and administrative expenses as a percentage of net sales in 1997 were due to the lower rates of increase in these expenses compared to the rates of the sales increase. Operating profits in the second quarter and six-month period were more than twice the profits in comparable periods last year. As a result of the higher gross margin and lower expense to sales ratio, operating margins were 18.0% and 17.0%, in the second quarter and six-month period, respectively compared to 13.2% and 13.5%, respectively in the comparable periods last year.

    The higher interest expense in the 1997 six-month period reflects principally the cost of financing the Villazon Acquisition. The bank financing for the acquisition and certain of the sellers notes were repaid with the net proceeds from the Offering, which were received early in the second quarter.

    Income from continuing operations more than doubled in the quarter and six-month period. The minority interest reflects the 26% of GC Holdings owned by the Class A shareholders. The results of Griffin are reflected as distributed operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In June 1997 the Registrant's former subsidiary, General Cigar Co. Inc. ("General Cigar") entered into a conciliation agreement with the Federal Election Commission ("Commission") as the result of certain campaign contributions made by several General Cigar executives in 1994 and 1995. The contributions were described in Forms previously filed by the Registrant.

    As part of the agreement, in which the company and the executives denied any intent to violate federal election law, General Cigar paid $80,000 to the Commission. The company said the campaign contributions totaled $11,000 to three campaigns. Once the error was detected, the company said it notified the various campaigns involved and the contributions were refunded. The company said it cooperated fully with the Commission and entered into the conciliation agreement to avoid the time and expense that a further investigation would require and the costly litigation that might follow it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      Annual Meeting of Shareholders: June 2, 1997

(b)      The following were elected as Directors at the Annual Meeting

BRUCE A. BARNET                        THOMAS C. ISRAEL
JOHN L. BERNBACH                       DAN W. LUFKIN
EDGAR M. CULLMAN (CHAIRMAN)            GRAHAM V. SHERREN
EDGAR M. CULLMAN, JR.                  PETER J. SOLOMON
JOHN L. ERNST                          FRANCIS T. VINCENT, JR.

(c)(i)            1)  Mr. Bruce A. Barnet was elected a Director for 1997 with 4,196,755 votes in favor, 15,999 opposed and 346,378 not voting.
                  2)  Mr. John L. Bernbach was elected a Director for 1997 with 4,191,755 votes in favor, 20,999 opposed and 346,378 not voting.
                  3)  Mr. Edgar M. Cullman was elected a Director for 1997 with 4,191,622 votes in favor, 21,132 opposed and 346,378 not voting.
                  4)  Mr. Edgar M. Cullman, Jr. was elected a Director for 1997 with 4,191,755 votes in favor, 20,099 opposed and 346,378 not voting.
                  5)  Mr. John L. Ernst was elected a Director for 1997 with 4,191,655 votes in favor, 21,099 opposed and 346,378 not voting.
                  6)  Mr. Thomas C. Israel was elected a Director for 1997 with 4,191,755 votes in favor, 20,999 opposed and 346,378 not voting.
                  7)  Mr. Dan W. Lufkin was elected a Director for 1997 with 4,191,755 votes in favor, 20,999 opposed and 346,378 not voting.
                  8)  Mr. Graham V. Sherren was elected a Director for 1997 with 4,191,755 votes in favor, 20,999 opposed and 346,378 not voting.
                  9)  Mr. Peter J. Solomon was elected a Director for 1997 with 4,191,755 votes in favor, 20,999 opposed and 346,378 not voting.
                 10)  Mr. Francis T. Vincent, Jr. was elected a Director for 1997 with 4,194,755 votes in favor, 17,999 opposed and 346,378 not voting.
     (ii)             The selection of Price Waterhouse LLP as independent accountants for 1997 was approved by 4,197,411 votes in favor and 14,325 opposed with 1,018 abstentions and 346,378 not voting.

    (iii)             The Agreement and Plan of Merger, dated February 27, 1997 (the "Merger
                      Agreement"), between Culbro Corporation and General Cigar Holdings, Inc. ("GC
                      Holdings") by which Culbro will merge with and into GC Holdings, upon the terms and subject to the conditions set forth in the Merger Agreement was approved by 3,806,157 votes in favor and 1,828 opposed with 3,295 abstentions and 747,852 not voting.
(d)                   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBIT 11: STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

                  (dollars in thousands except per share data)

                                                                     FOR THE 13 WEEKS ENDED,
                                                                    --------------------------
                                                                    MAY 31, 1997  JUNE 1, 1996
                                                                    ------------  ------------
                             PRIMARY
Income from continuing operations.................................   $    4,767    $    2,650
Income from discontinued and distributed operations...............        1,989           727
                                                                    ------------  ------------
Net income........................................................   $    6,756    $    3,377
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average common shares outstanding........................    4,550,000     4,483,000
Net effect of dilutive stock options based on the treasury stock
  method using average market price...............................      322,000       186,000
                                                                    ------------  ------------
Total.............................................................    4,872,000     4,669,000
                                                                    ------------  ------------
                                                                    ------------  ------------
Income per common share from continuing operations................   $     0.98    $     0.57
Income per common share from discontinued operations..............         0.41          0.16
                                                                    ------------  ------------
Net income per common share.......................................   $     1.39    $     0.73
                                                                    ------------  ------------
                                                                    ------------  ------------

                          FULLY DILUTED

                                                                     FOR THE 13 WEEKS ENDED,
                                                                    --------------------------
                                                                    MAY 31, 1997  JUNE 1, 1996
                                                                    ------------  ------------
Income from continuing operations.................................   $    4,767    $    2,650
Income from discontinued and distributed operations...............        1,989           727
                                                                    ------------  ------------
Net income........................................................   $    6,756    $    3,377
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average common shares outstanding........................    4,550,000     4,483,000
Net effect of dilutive stock options based on the
treasury stock method using the higher of average/ending market
  price...........................................................      349,000       186,000
                                                                    ------------  ------------
Total.............................................................    4,899,000     4,669,000
                                                                    ------------  ------------
                                                                    ------------  ------------
Income per common share from continuing operations................   $     0.97    $     0.57
Income per common share from discontinued and distributed
  operations......................................................         0.41          0.16
                                                                    ------------  ------------
Net income per common share.......................................   $     1.38    $     0.73
                                                                    ------------  ------------
                                                                    ------------  ------------

                             PRIMARY
                                                                     FOR THE 26 WEEKS ENDED,
                                                                    --------------------------
                                                                    MAY 31, 1997  JUNE 1, 1996
                                                                    ------------  ------------
Income from continuing operations.................................   $    9,044    $    5,045
Loss from discontinued and distributed operations.................          (24)         (744)
                                                                    ------------  ------------
Net income........................................................   $    9,020    $    4,301
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average common shares outstanding:
  1st quarter                                                         4,803,000     4,622,000
  2nd quarter                                                         4,872,000     4,669,000
                                                                    ------------  ------------
                                                                      9,675,000     9,291,000
  DIVIDED BY......................................................            2             2
                                                                    ------------  ------------
  Total...........................................................    4,837,000     4,646,000
                                                                    ------------  ------------
                                                                    ------------  ------------

                                                                     FOR THE 26 WEEKS ENDED,
                                                                    --------------------------
                                                                    MAY 31, 1997  JUNE 1, 1996
                                                                    ------------  ------------
Income per common share from continuing operations................   $     1.87    $     1.09
Loss per common share from discontinued and distributed
  operations......................................................        (0.01)        (0.16)
                                                                    ------------  ------------
Net income per common share.......................................   $     1.86    $     0.93
                                                                    ------------  ------------
                                                                    ------------  ------------

                          FULLY DILUTED
                                                                     FOR THE 26 WEEKS ENDED,
                                                                    --------------------------
                                                                    MAY 31, 1997  JUNE 1, 1996
                                                                    ------------  ------------
Income from continuing operations.................................   $    9,044    $    5,045
Loss from discontinued and distributed operations.................          (24)         (744)
                                                                    ------------  ------------
Net income........................................................   $    9,020    $    4,301
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average common shares outstanding:
  1st quarter                                                         4,853,000     4,646,000
  2nd quarter                                                         4,899,000     4,669,000
                                                                    ------------  ------------
                                                                      9,752,000     9,315,000
  DIVIDED BY......................................................            2             2
                                                                    ------------  ------------
  Total...........................................................    4,876,000     4,658,000
                                                                    ------------  ------------
                                                                    ------------  ------------
Income per common share from continuing operations................   $     1.86    $     1.08
Loss per common share from discontinued and distributed
  operations......................................................        (0.01)        (0.16)
                                                                    ------------  ------------
Net income per common share.......................................   $     1.85    $     0.92
                                                                    ------------  ------------
                                                                    ------------  ------------

                                   SIGNATURES

    PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CULBRO CORPORATION

                                     /s/ JAY M. GREEN
                                ---------------------------
                                       Jay M. Green
Date: July 15, 1997              EXECUTIVE VICE PRESIDENT,
                                CHIEF FINANCIAL OFFICER AND
                                         TREASURER

                                      /s/ JOSEPH AIRD
                                ---------------------------
Date: July 15, 1997                     Joseph Aird
                                        SENIOR VICE
                                   PRESIDENT--CONTROLLER